Form 10QSB
period 1998-06-30
IBL BANCORP
filed 1998-09-25
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

 [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                       Commission File Number 000-24907

                                IBL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         LOUISIANA                                      72 - 1421499
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                  23910 RAILROAD AVENUE, PLAQUEMINE, LOUISIANA
                 70764 (Address of principal executive offices)

         Issuer's telephone number, including area code: (504) 687-6337

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Shares of common stock, par value $.01 per share, outstanding as of June 30, 1998: 0

     Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

     * The issuer just became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on August 12, 1998.

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                         Page
                                                                         ----
Item 1 -     Financial Statements

      Statement of Financial Condition at June 30, 1998..............     3

      Statement of Income (Unaudited) From June 16,
      1998 (Date of Incorporation) to June 30, 1998..................     4

      Statement of Cash Flows (Unaudited) From June 16,
      1998 (Date of Incorporation) To June 30, 1998..................     5

      Notes to Financial Statements..................................     6

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings.......................................     8

Item 2 -     Changes in Securities...................................     8

Item 3 -     Defaults Upon Senior Securities.........................     8

Item 4 -     Submission of Matters to a Vote of Security-Holders.....     8

Item 5 -     Other Information.......................................     8

Item 6 -     Exhibits and Reports on Form 8-K........................     8

Signatures...........................................................     9

                                IBL Bancorp, Inc.

                        STATEMENT OF FINANCIAL CONDITION

                                  June 30, 1998
                                   (Unaudited)




                                     ASSETS
Assets:
            Total Assets .....................................       $      --

                       LIABILITIES AND STOCKHOLDER EQUITY

Liabilities
      Total Liabilities ......................................       $      --

Stockholder's Equity:
      Common Stock, Par Value $.01, 5,000,000
            Shares Authorized; 0 Shares Issued and
            Outstanding ......................................              --

      Retained Earnings ......................................              --

            Total Stockholder's Equity .......................              --


      Total Liabilities and Stockholder's
      Equity .................................................       $      --



                 See accompanying notes to financial statements.




                                IBL Bancorp, Inc.

                               STATEMENT OF INCOME

                                   (Unaudited)



                                                     For the Period from
                                                        June 12, 1998
                                                   (Date of Incorporation)
                                                      to June 30, 1998
                                                    ----------------------------

Total Income ...............................                  $--
Total Expense ..............................                   --
                                                              -----

   Net Income ..............................                  $--
                                                              =====

Earnings Per Share .........................                  $--
                                                              =====


                 See accompanying notes to financial statements.

                                IBL Bancorp, Inc.

                             STATEMENT OF CASH FLOWS

                     For the Period from June 16, 1998 (Date
                       of Incorporation) To June 30, 1998
                                   (Unaudited)




Cash Flows from Operating Activities:
  Net Income .............................................        $         --
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
           Changes in Assets and Liabilities:
                (Increase) Decrease in Receivable ........                  --
      Net Cash Provided by Operating Activities ..........                  --

Cash Flows from Investing Activities:
      Net Cash Provided by Investing Activities ..........                  --

Cash Flows from Financing Activities:
      Net Cash Provided by Financing Activities ..........                  --

Increase in Cash and Cash Equivalents ....................                  --

Cash and Cash Equivalents at Beginning of Period .........                  --

Cash and Cash Equivalents at End of Period ...............        $         --
                                                                  ==============




                 See accompanying notes to financial statements.

                                IBL Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998

Note 1 - Basis of Presentation -

      On June 16, 1998, The Iberville Building and Loan Association (the "Association") incorporated IBL Bancorp, Inc. (the "Company") to facilitate the conversion of the Association from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. The Conversion is expected to be consummated on September 28, 1998, at which time the Company will become the holding company for the Association and issue shares of its common stock to the general public.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on June 24, 1998, which as amended was declared effective by the SEC on August 12, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI") on or about June 24, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated August 5 and August 12, 1998 and by the OFI by letter dated August 14, 1998. The Company also filed an Application H-(e) 1-S with the OTS and OFI on or about July 1, 1998, which was conditionally approved by the OTS and OFI by letters dated August 5 and August 14, 1998, respectively. The members of the Association approved the Plan at a special meeting held on September 22, 1998, and the subscription and community offerings closed on September 16, 1998.

      In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association subsequent to June 30, 1998. The shares will be cancelled upon consummation of the Conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

      The Company received orders for 210,870 shares of common stock in the subscription and community offerings at a price of $10.00 per share, for aggregate gross proceeds of $2,108,700. The consummation of the Conversion is subject to regulatory approval of the final appraisal update and satisfaction of other customary conditions.

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

      Earnings per share is not considered meaningful as the Conversion has not yet been completed, the Company has not engaged in any operations other than to facilitate the Conversion, and no shares were issued and outstanding at June 30, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           IBL Bancorp, Inc is a Louisiana corporation organized in June 1998 by the Association for the purpose of becoming a unitary holding company of the Association. The Company will acquire all of the capital stock of the Association in exchange for 50% of the net Conversion proceeds and will issue shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company will be the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

           Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

      To date, the Company has not engaged in any business activities other than those related to the Conversion.

                                IBL Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1998

                           PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings:
            There are no matters required to be reported under this item.

Item 2 -    Changes in Securities:
            There are no matters required to be reported under this item.

Item 3 -    Defaults Upon Senior Securities:
            There are no matters required to be reported under this item.

Item 4 -    Submission of Matters to a Vote of Security Holders:

            There are no matters required to be reported under this item.

Item 5 -    Other Information:

            There are no matters required to be reported under this item.

Item 6 -    Exhibits and Reports on Form 8-K:
            (a)   The following exhibit is filed herewith:

                  EXHIBIT NO.            DESCRIPTION
                  -----------            -----------

                     27.1                Financial Data Schedule

                     99.1 Information for the Association in the format of a Form 10-QSB for the quarter ended June 30, 1998.

            (b)   Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                IBL BANCORP, INC.
                                                Registrant


Date: September 22, 1998                        By:/s/ G. Lloyd Bouchereau, Jr.
                                                   ----------------------------
                                                   G. Lloyd Bouchereau, Jr.
                                                   President and Chief Executive
                                                         Officer