Form 10QSB
period 1998-09-30
IBL BANCORP
filed 1998-11-16
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Issuer's telephone number, including area code: (225) 687-6337

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Shares of common stock, par value $.01 per share, outstanding as of October 30, 1998: 210,870

     Transitional Small Business  Disclosure Format (check one):
                                   Yes [  ]  No [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated  Statements  Of  Financial  Condition  At  September  30, 1998
(Unaudited) and December 31, 1997 .........................................   3

Consolidated  Statements Of Income and Comprehensive Income (Unaudited) For
the Three and Nine Months Ended September 30, 1998 and September 30, 1997..   4

Consolidated  Statements  Of  Changes  in Equity  (Unaudited)  For The Nine
Months Ended September 30, 1998 and 1997 ..................................   6

Consolidated Statements Of Cash Flows (Unaudited) For the Nine Months Ended
September 30, 1998 and 1997 ...............................................   7

Notes to Consolidated Financial Statements ................................   9

Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  ...................  11

                           PART II - OTHER INFORMATION
Item 1     - Legal Proceedings ............................................  17
Item 2     - Changes in Securities and Use of Proceeds ....................  17
Item 3     - Defaults Upon Senior Securities ..............................  17
Item 4     - Submission of Matters to a Vote of Security Holders ..........  17
Item 5     - Other Information ............................................  17
Item 6     - Exhibits and Reports on Form 8-K .............................  18

Signatures ................................................................  19

                              IBL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1998 and December 31, 1997


                                                            September 30,      December 31,
                                                                 1998              1997
                                                            ------------       ------------
                                                             (Unaudited)
ASSETS
Cash and amounts due from depository institutions ....      $    185,652       $    142,714
Interest-bearing deposits in other institutions ......         3,104,375            967,494
                                                            ------------       ------------
  Total cash .........................................         3,290,027          1,110,208
                                                            ------------       ------------
Investment securities held-to-maturity (estimated
 market value $15,085) ...............................              --               15,152
Mortgage-backed securities held-to-maturity (esti-
 mated market value $1,891,748 and $2,374,282) .......         1,887,451          2,385,948
Mortgage-backed securities available-for-sale (amor-
 tized cost $1,609,071 and $1,943,217) ...............         1,618,534          1,947,685
                                                            ------------       ------------
  Total investment securities ........................         3,505,985          4,348,785
                                                            ------------       ------------
Loans receivable .....................................        16,919,704         16,722,127
Less allowance for loan losses .......................           408,621            403,768
                                                            ------------       ------------
  Loans receivable, net ..............................        16,511,083         16,318,359
                                                            ------------       ------------
Premises and equipment, net ..........................           160,629            163,330
Federal Home Loan Bank stock, at cost ................           168,400            363,100
Accrued interest receivable ..........................            79,047             80,394
Other assets .........................................            37,295             10,822
                                                            ------------       ------------
  Total assets .......................................      $ 23,752,466       $ 22,394,998
                                                            ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits .............................................      $ 20,219,635       $ 20,026,417
Advances from Federal Home Loan Bank .................              --              610,000
Advances by borrowers for taxes and insurance ........            11,459             15,004
Federal income taxes payable .........................            37,981             47,657
Other liabilities and deferrals ......................           143,371             73,960
                                                            ------------       ------------
  Total liabilities ..................................        20,412,446         20,773,038
                                                            ------------       ------------
Commitments and contingencies ........................              --                 --
                                                            ------------       ------------

                              IBL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1998 and December 31, 1997
                                        (continued)


                                                            September 30,      December 31,
                                                                 1998              1997
                                                            ------------       ------------
                                                             (Unaudited)
Preferred stock $.01 par, 2,000,000 shares authorized               --                 --
Common stock - $.01 par, 5,000,000 shares authorized,
 210,870 shares issued and outstanding ...............             2,109               --
Additional paid-in capital ...........................         1,744,811               --
Unearned ESOP shares .................................          (168,690)              --
Retained earnings - substantially restricted .........         1,755,544          1,619,011

Accumulated other comprehensive income................             6,246              2,949
                                                              ----------         ----------
      Total equity....................................         3,340,020          1,621,960
                                                             -----------        -----------
      Total liabilities and equity....................       $23,752,466        $22,394,998
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                           IBL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                    Three Months Ended September 30, 1998 and 1997
                    Nine Months Ended September 30, 1998 and 1997



                                 --Three months ended---       ---Nine months ended---
                                September 30, September 30,    September 30, September 30
                                     1998         1997            1998          1997
                                 (Unaudited)  (Unaudited)     (Unaudited)    (Unaudited)
                                  ----------   ----------      ----------     ----------
    INTEREST INCOME
    Loans....................... $   348,942  $   352,860     $ 1,082,912    $ 1,028,674
    Mortgage-backed securities..      52,585       64,093         171,274        189,726
    FHLB stock and other
     securities.................       2,639        5,542          10,911         15,275
    Deposits....................      22,594       14,916          52,228         53,314
                                  ----------   ----------      ----------     ----------
      Total interest income.....     426,760      437,411       1,317,325      1,286,989
                                  ----------   ----------      ----------     ----------
    INTEREST EXPENSE
    Deposits
     Interest-bearing demand
      deposit accounts..........      22,026       17,661          70,171         52,512
     Passbook savings accounts..      29,416       27,797          79,580         72,016
     Certificate of deposit
      accounts..................     182,504      185,395         533,492        559,444
                                  ----------   ----------      ----------     ----------
      Total interest on deposits     233,946      230,853         683,243        683,972
    Advances from Federal Home
     Loan Bank..................           -            -          11,284              -
                                  ----------   ----------      ----------     ----------
      Total interest expense....     233,946      230,853         694,527        683,972
                                  ----------   ----------      ----------     ----------
      Net interest income.......     192,814      206,558         622,798        603,017
    Provision for losses on
     loans......................       3,000       12,000          17,960         35,000
                                  ----------   ----------      ----------     ----------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES ON
     LOANS......................     189,814      194,558         604,838        568,017
                                  ----------   ----------      ----------     ----------
    NON-INTEREST INCOME
    Service charges on deposit
     accounts...................      23,936       17,676          64,871         53,688
    Other.......................       3,389        8,273          10,318         23,120
                                  ----------   ----------      ----------     ----------
      Total non-interest income.      27,325       25,949          75,189         76,808
                                  ----------   ----------      ----------     ----------

                           IBL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                    Three Months Ended September 30, 1998 and 1997
                    Nine Months Ended September 30, 1998 and 1997
                                     (continued)


                                  --Three months ended---       ---Nine months ended---
                                September 30, September 30,     September 30, September 30
                                     1998         1997             1998          1997
                                 (Unaudited)  (Unaudited)      (Unaudited)    (Unaudited)
                                  ----------   ----------       ----------     ----------
    NON-INTEREST EXPENSES
    Salaries, other compensation
     and related benefits....... $    89,215  $    82,570      $   253,461   $   250,102
    Occupancy expense...........       6,446        6,712           19,198        23,128
    Furniture and equipment
     expense....................       6,167        6,191           18,275        21,849
    Deposit insurance premium...       3,092        3,184            9,301         7,163
    Data processing.............      15,721       12,980           55,307        40,498
    Legal and other professional       7,200        7,200           21,600        18,905
    Advertising.................       4,052        3,531           12,789        11,145
    Office supplies and postage.       8,907        5,276           24,571        20,502
    Other general and
     administrative expenses....      13,946       11,702           43,149        41,080
                                  ----------   ----------       ----------    ----------
      Total non-interest
       expenses.................     154,746      139,346          457,651       434,372
                                  ----------   ----------       ----------    ----------
    INCOME BEFORE PROVISION FOR
     FEDERAL INCOME TAXES.......      62,393       81,161          222,376       210,453

    PROVISION FOR FEDERAL INCOME
     TAXES......................      25,274       26,682           85,843        76,070
                                  ----------   ----------       ----------    ----------
    NET INCOME..................      37,119       54,479          136,533       134,383
                                  ----------   ----------       ----------    ----------
    Other comprehensive income, before tax:
      Unrealized holding gains
       (losses) on securites
       arising during the period       9,267        7,908            4,995         6,898
      Income tax expense (benefit)
       related to unrealized
       holding gains (losses)...       3,150        2,689            1,698         2,515
                                  ----------   ----------       ----------    ----------
    Other comprehensive income
     (loss), net of tax effects.       6,117        5,219            3,297         4,383
                                  ----------   ----------       ----------    ----------
    Comprehensive income........ $    43,236  $    59,698      $   139,830   $   138,766
                                  ==========   ==========       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                                    IBL BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                             Nine Months Ended September 30, 1998 and 1997


                                                                                              Retained Accumulated
                                                                                              Earnings -     Other
                                                                   Additional    Unearned     Substan-      Compre-
                                                       Common       Paid-In       ESOP         tially       hensive      Total
                                                       Stock        Capital       Shares     Restricted     Income      Equity
                                                     ----------   ----------   ----------    ----------  ----------  ----------
      BALANCE, DECEMBER 31, 1996, AS PREVIOUSL
       REPORTED.................................     $         -  $         -  $         -   $ 1,477,100 $    (1,333)$ 1,475,767
      Prior period adjustment...................               -            -            -       (21,833)          -     (21,833)
                                                      ----------   ----------   ----------    ----------  ----------  ----------
      BALANCE, DECEMBER 31, 1996, AS RESTATED...               0            0            0     1,455,267      (1,333)  1,453,934

      COMPREHENSIVE INCOME
      Net income................................               -            -            -       134,383           -     134,383
      Other comprehensive income, net of tax
        Unrealized losses on securities.........               -            -            -             -       4,383       4,383
                                                      ----------   ----------   ----------    ----------  ----------  ----------
      BALANCE, SEPTEMBER 30, 1997 (Unaudited)...     $         0  $         0  $         0   $ 1,589,650 $     3,050 $ 1,592,700
                                                      ==========   ==========   ==========    ==========  ==========  ==========

      BALANCE, DECEMBER 31, 1997, AS PREVIOUSLY
       REPORTED.................................     $         -  $         -  $         -   $ 1,638,709 $     2,949 $ 1,641,658
      Prior period adjustment...................               -            -            -       (19,698)          -     (19,698)
                                                      ----------   ----------   ----------    ----------  ----------  ----------
      BALANCE, DECEMBER 31, 1997, AS RESTATED...               0            0            0     1,619,011       2,949   1,621,960
      COMPREHENSIVE INCOME
      Net income...............................                -            -            -       136,533           -     136,533
      Other comprehensive income, net of tax
        Unrealized losses on securities.........               -            -            -             -       3,297       3,297
                                                      ----------   ----------   ----------    ----------  ----------  ----------
                                                               0            0            0     1,755,544       6,246   1,761,790
      Proceeds from issuance of common stock....           2,109    1,744,811            -             -           -   1,746,920
      Acquisition of unearned ESOP shares.......               -            -     (168,690)            -           -    (168,690)
                                                      ----------   ----------   ----------    ----------  ----------  ----------
      BALANCE, SEPTEMBER 30, 1998 (Unaudited)...     $     2,109  $ 1,744,811  $  (168,690)  $ 1,755,544 $     6,246 $ 3,340,020
                                                      ==========   ==========   ==========    ==========  ==========  ==========

        Accompanying notes are an integral part of these financial statements.

                           IBL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 1998 and 1997




                                                            ---Nine months ended---
                                                           September 30,September 30
                                                               1998         1997
                                                           (Unaudited)  (Unaudited)
                                                            ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income............................................ $   136,533  $   134,383
                                                            ----------   ----------
    Adjustments  to  reconcile  net  income to net cash
     provided  by  operating activities:
      Depreciation........................................      15,944       19,350
      Provision for loan losses...........................      18,000       36,000
      Provision for deferred federal income tax credit....     (26,107)      (4,481)
      Amortization of net premium on investment and
       mortgage-backed securities.........................      22,567       13,339
      Net discount charged on installment loans...........      35,379       34,043
      Net loan fees deferred (recognized).................      (1,539)         838
      Stock dividends from Federal Home Loan Bank.........     (10,300)     (15,300)
      Net decrease in interest receivable.................       1,347        4,855
      Net decrease (increase) in other assets.............     (18,444)      12,229
      Net decrease in interest payable....................        (453)     (14,252)
      Net increase (decrease) in federal income taxes
       payable............................................      (9,676)      42,377
      Net increase in other liabilities...................      85,791       28,595
                                                            ----------   ----------
        Total adjustments.................................     112,509      157,593
                                                            ----------   ----------
    Net cash provided by operating activities.............     249,042      291,976
                                                            ----------   ----------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans receivable......................    (244,564)    (946,891)
    Purchases of securities available-for-sale............    (119,776)    (270,227)
    Principal payments received on mortgage-backed
     securities available-for-sale........................     442,431      181,336
    Purchase of securities held-to-maturity...............           -     (154,850)
    Principal payments received on mortgage-backed
     securities held-to-maturity..........................     487,421      396,685
    Maturity of U.S. government obligation................      15,152           -
    Purchases of office property and equipment............     (13,243)      (8,382)
    Proceeds from sale of Federal Home Loan Bank stock....     205,000            -
                                                            ----------   ----------
    Net cash provided by (used in) investing activities..      772,421     (802,329)
                                                            ----------   ----------

                           IBL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 1998 and 1997
                                     (continued)




                                                            ---Nine months ended---
                                                           September 30,September 30
                                                               1998         1997
                                                           (Unaudited)  (Unaudited)
                                                            ----------   ----------
    CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposit accounts........... $   193,671     (182,389)
    Net increase (decrease) in advances by borrowers for
     taxes and insurance..................................      (3,545)       1,581
    Repayment of advances from Federal Home Loan Bank.....    (610,000)           -
    Net proceeds from sale of common stock................   1,746,920            -
    Unearned ESOP shares acquired.........................    (168,690)           -
                                                            ----------   ----------
    Net cash provided by (used in) financing activities...   1,158,356     (180,808)
                                                            ----------   ----------
    NET INCREASE (DECREASE) IN CASH.......................   2,179,819     (691,161)
      Cash - beginning of period..........................   1,110,208    1,808,500
                                                            ----------   ----------
      Cash - end of period................................ $ 3,290,027  $ 1,117,339
                                                            ==========   ==========



    The accompanying notes are an integral part of these financial statements.

                                IBL Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998
Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the period ended September 30, 1998 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building & Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

         On June 16, 1998, the Association incorporated IBL Bancorp, Inc. to facilitate the conversion of the Association from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on September 30, 1998, all of the Association's outstanding common stock was issued to the Company, the Company became the holding company for the Association and the Company issued 210,870 shares of common stock.

         The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on June 24, 1998, which as amended was declared effective by the SEC on August 12, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("0TS") and the Office of Financial Institutions ("OFI") on or about June 24, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated August 5 and August 12, 1998 and OFI by letter dated August 14, 1998. The Company also filed an Application H-(e) 1-S with the Midwest Regional Office of the OTS and the Louisiana Office of Financial Institutions on or about July 1, 1998, which was conditionally approved by the OTS by letter dated August 5, 1998 and the OFI by letter dated August 14, 1998.

         The members of the Association approved the Plan at a special meeting held on September 22, 1998, and the subscription and community offering closed on September 16, 1998.

         The Conversion is accounted for under the pooling of interest method of accounting. In the Conversion the Company issued 210,870 shares of common stock, 16,869 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


Note 2 - Employee Stock Ownership Plan-


         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares.


Note 3 - Earnings Per Share -

         Earnings per share for periods prior to September 30, 1998 are not considered meaningful as the Conversion was not completed until September 30, 1998, and the 100 shares of the Company previously held by the Association were canceled upon consummation of the Conversion as of September 30, 1998.

      IBL Bancorp, Inc. is a Louisiana corporation organized in June 1998 by the Association for the purpose of becoming a unitary holding company of the Association. The Company purchased all of the capital stock of the Association issued in the Conversion in exchange for 50% of the net conversion proceeds and retained the remaining 50% of the net conversion proceeds as its initial capitalization. Immediately following the Conversion, the only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                        IBL BANCORP, INC. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 with the same periods in 1997. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate," "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principals, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

          IBL  Bancorp,  Inc.  is  the  holding  company  for  the  Association.
Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Association. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial real estate loans and various types of consumer loans.

Changes in Financial Condition

         The Association's total assets increased $1,358,000 or 6.1% from $22.4 million at December 31, 1997 to $23.8 million at September 30, 1998. This increase was primarily due to increases of $192,724 in net loan receivables and $2,179,819 in cash and cash equivalents. The increase in cash and cash equivalents was due to consummation of the conversion on September 30, 1998. These increases were partially offset by an aggregate decrease of $842,800 in securities and a redemption of Federal Home Loan Bank Stock of $194,700. The Association continues to emphasize the origination of higher yielding loans over the purchase of lower yielding mortgage-backed securities.

         The Association's total classified assets for regulatory purposes at September 30 1998 (excluding loss assets specifically reserved for) amounted to $550,000, all of which was classified as substandard. The largest classified asset at September 30, 1998 consisted of a $114,000 adjustable-rate residential loan. The remaining $436,000 of substandard assets at September 30, 1998 consisted of 12 residential mortgage loans totaling $375,000 and ten consumer loans totaling $61,000.

          Interest-bearing   deposits  in  other   institutions   increased   by
$2,137,000  or 22.1%  from  $967,000  at  December  31,  1997 to  $3,104,000  at
September 30, 1998. This increase was primarily due to the sale of IBL Bancorp Inc. stock.

         The mortgage-backed securities portfolio decreased by $842,800 or 19.4% from $4,349,000 at December 31, 1997 to $3,505,985 at September 30, 1998, as
purchases of these securities declined and repayments increased in the first nine months of 1998.

         The demand for mortgage loans in the Association's market area increased during the past nine months. The net loan portfolio increased $192,724 or 1.2% from $16,318,000 at December 31, 1997 to $16,511,000 at September
30,1998.

         Deposits increased by $193,000 or 1.0% from $20,026,000 at December 31,1997 to $20,220,000 at September 30, 1998. This increase consisted mainly of single family residential mortgage loans.

          Total stockholders' equity increased by $1.7 million during the past nine months. Net income of $137,000 and the $1.7 million net proceeds from the sale of common stock increased equity during the period. Stockholders' equity at September 30, 1998 totaled $3.3 million compared to equity of $1.6 million at December 31, 1997.

Regulatory Capital

         As of September 30, 1998, the Association's unaudited regulatory capital requirements are as indicated in the following table:


                                                       (In Thousands)
                                           TANGIBLE        CORE        RISK-BASED
                                           CAPITAL         CAPITAL       CAPITAL
                                           -------         -------       -------
GAAP Capital .........................       $3,340        $3,334        $3,334

Additional Capital Items:
    General Valuation Allowances .....         --            --             152
                                             ------        ------        ------

Regulatory Capital Computed ..........        3,340         3,334         3,486

Minimum Capital Requirement ..........          355           717           961
                                             ------        ------        ------

Regulatory Capital Excess ............        2,985        $2,617        $2,525
                                             ======        ======        ======

Regulatory Capital as a
     Percentage ......................        14.08%        14.08%        27.76%

Minimum Capital Required
     as a Percentage .................         1.50%         3.00%         8.00%
                                             ------        ------        ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................        12.58%        11.08%        19.76%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 1998. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In each of the three and nine months ended September 30, 1998, net interest income before provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         Net income decreased by $17,000 or 31.5% in the quarter ended September 30, 1998 and increased by $2,000 or 1.6% in the nine months ended September 30, 1998 compared to the respective 1997 periods. The decrease in the September 30, 1998 quarter was due to a decrease in interest income of $11,000, an increase in deposit interest expense of $3,000, and an increase in non-interest expense of $15,000. These factors were primarily offset by a decline in the provision for loan losses of $9,000, an increase in non-interest income of $1,000, and a decrease in provision of federal income taxes of $2,000. The increased net income for the first nine months of 1998 was primarily due to a $20,000 increase in net interest income and a decline in the provision for loan losses of $17,000. These factors were partially offset by an increase in non-interest expense of $24,000, an increase in the provision for federal income taxes of $10,00, and a decrease in non-interest income of $2,000.

         The $14,000 decrease in net interest income in the third quarter was due to a decrease in the average interest rate spread from 3.39% in the quarter of September 30, 1997, to 2.90% in the September 30, 1998 quarter. The average rate on deposits decreased from 4.57% in the third quarter of 1997 to 4.42% in the third quarter of 1998, while the average yield on interest-earning assets decreased from 7.96% to 7.32% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

         Total interest income decreased by $11,000 or 2.4% in the quarter ended September 30, 1998 and increased by $30,000 or 2.3% for the nine months ended September 30,1998 over the comparable 1997 periods.

          Total interest expense increased by $3,000 or 1.3% for the quarter and increased $11,000 or 1.6% for the nine months ended September 30, 1998 over the comparable 1997 periods. The increase in the nine month period was primarily due to $11,284 interest paid on Federal Home Loan Bank advances.

          The provision for losses decreased by $9,000 for the quarter and $17,000 for the nine month period ended September 30, 1998 over the comparable 1997 periods. At September 30, 1998, the Association's total non-accruing loans amounted to $259,720. The allowance for loan losses amounted to $408,000 at September 30, 1998, representing 2.4% of the total loans held in portfolio and 155.94% of total non-accruing loans at such date.

          Non-interest income increased by $1,000 or 5.3% in the three months ended September 30, 1998 and declined by $2,000 or 2.1% in the nine months ended September 30, 1998 from the comparable 1997 periods. The decline in the nine months was primarily due to lower commissions from the sale of annuities and credit life insurance.

          Non-interest expenses increased in the quarter ended September 30, 1998 by $15,000 or 11.1% and increased by $23,300 or 5.4% in the nine months ended September 30, 1998 over the comparable 1997 periods. The increase in the quarter was due to an increase of $7,000 in compensation and benefits, $3,000 data processing, $3,000 supplies and $2,000 general expenses. The increase in the nine-month period was primarily due to increases of $ 15,000 in data processing, $3,000 in compensation and benefits, $3,000 in legal and professional and $3,000 general and advertising.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, see section 5566.2. At September 30, 1998, the Association's liquidity was 16.2% or $2.3 million in excess of the minimum OTS requirement.

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0% respectively. At September 30, 1998, the Association's tangible and core capital both amounted to $3.3 million or 14.08% of adjusted total assets of $23.7 million, and the Association's risk-based capital amounted to $3.3 million or 29.03% of adjusted risk-weighted assets of $12.0 million.

The Year 2000
         The association has reviewed its computer and data processing issues relating to the Year 2000 and has developed a written Year 2000 Policy as well as written Year 2000 Contingency and Test Plans. Management believes that most of the Association's hardware and terminals will not need to be replaced but that certain non-critical software will need to be upgraded. The Association's data processing is handled by an independent third party data center, and management is monitoring the data center's progress and timetable to resolving issues related to the Year 2000. Initial testing with the data center occurred in September 1998 and went well. If the data center is able to become Year 2000 compliant in a timely manner, then management believes that issues relating to the Year 2000 will not have a material adverse effect on the Company's liquidity, capital resources or consolidated results of operations. The Association currently estimates the total cost of becoming year 2000 compliant to be approximately $15,000(of which $5,000 has been incurred) and expects to be Year 2000 compliant by the end of 1998.

         In the event the third party data center is unable to become Year 2000 Compliant in a timely manner, the Association has established a contingency plan to switch to another data center. The Association is in the process of receiving an estimate from another data center as to the cost of conversion to their data center. While the cost of switching to another data center have not yet been quantified, management currently does not believe that such costs would have a material adverse effect on the Company's liquidity, capital resources or consolidated results of operations.

                                IBL Bancorp, Inc.
Form 10-QSB
Quarter Ended September 30, 1998

PART II - OTHER INORMATION

Item 1 - Legal Proceedings:
                  There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:
                  There are no matters  required to be reported  under  sections
                  (a) through (c) of this item. On September 30, 1998, the Company sold 210,870 shares of its common stock at $10.00 per share in connection with the conversion of the Association from a mutual to a stock form, resulting in gross proceeds of $2,108,700. Net proceed amounted to $1,746,920, of which 50% was used by the Company to purchase all of the Association's common stock issued in the conversion. Of the proceeds retained by the Company, $168,690 was used to make a loan to the Company's Employee Stock Ownership Plan ("ESOP") in order to fund the purchase of 16,869 shares by the ESOP in the conversion. The remaining net proceeds retained by the Company are being used as the Company's working capital and will be invested in investment securities.

Item 3 - Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -Submission of Matters to a Vote of Security Holders:

                   On September 22, 1998, in conjunction with the Company's first annual meeting of stockholders, the Association as the sole stockholder of the Company at the time executed a Consent of Sole Stockholder approving the following: (1) the division of the directors of the Corporation into three classes, as follows: the first class, consisting of Messes. Delahaye and Strickland, has a term of office expiring at the Corporation's first annual meeting of stockholders; the second, class consisting of Messrs. Bouchereau and Stanley, has a term of office expiring at the Corporation's second annual meeting of stockholders; and the third class, consisting of Messrs. Pruitt and Steinmetz, has a term of office expiring at the Corporation's third annual meeting of stockholders; (2) the election of Messrs. Delahaye and Strickland for a three-year term expiring in 2001, or until their successors are elected and appointed; and (3) the ratification of the appointment of L.A. Champagne & Co, L.L.P. as the Corporation's independent public accountants for the fiscal year ending December 31, 1998.

Item 5 - Other Information:
                   There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) The following exhibit is filed herewith:
                           EXHIBIT NO.                       DESCRIPTION
                           -----------                       -----------
                              27.1                    Financial Data Schedule


                   (b) Reports on Form 8-K:
                             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IBL  BANCORP, INC.
                                                 Registrant

Date:      November 10, 1998                 By  /s/G. Lloyd Bouchereau, Jr.
                                                 ------------------------------
                                                 G. Lloyd   Bouchereau,   Jr.,
                                                 President and
                                                 Chief Executive Officer

Date:      November 10, 1998                 By: /s/Gary K.Pruitt
                                                 ----------------
                                                 Gary K. Pruitt
                                                 Secretary