Form 10KSB
period 1998-12-31
IBL BANCORP
filed 1999-04-01
CIK 1064160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act Of 1934.

                  For the transition period from               to

                        Commission File Number 000-24907

                                IBL BANCORP, INC.
                                -----------------
                 (Name of small business issuer in its charter)

   LOUISIANA                                                   72 - 1421499
   ---------                                                   ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                23910 RAILROAD AVE., PLAQUEMINE, LOUISIANA 70764
                ------------------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: (225)687-6337

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.0l per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1998: $1,837,024

As of March 19, 1999, the aggregate market value of the 150,976 shares of Common Stock of the Issuer held by non-affiliates, which excludes 59,894 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $1.5 million. This figure is based on the average of the bid and asked prices of $10.00 per share of the Issuer's Common Stock on March 19, 1999.

Number of shares of Common Stock outstanding on March 19, 1998:      210,870
Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 and Part III,
Item 13 of this Form l0-KSB.

         (2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders filed on March 19, 1999 are incorporated into Part III, Items 9 through 12 of this Form l0-KSB.

                    PART I.

                    Item 1. Description of Business.

                    IBL Bancorp, Inc. (the "Company") is a Louisiana corporation organized in June 1998 by Iberville Building and Loan Association (the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to its Employee Stock Ownership Plan (the "ESOP"), and the remainder of the net proceeds retained by the Company in connection with the conversion of the Association from mutual to stock form on September 30, 1998 (the
      "Conversion"). The business and management of the Company primarily consists of the business and management of the Association. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Association. The Company does not intend to employ any persons other than officers of the Association, and the Company utilizes the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                    The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1915. The Association conducts business from its office in Plaquemine, Louisiana. At December 31, 1998, the Company had $23.9 million of total assets, $20.5 million of total liabilities, including $20.0 million of deposits, and $3.4 million of total stockholders' equity (representing 14.02% of total assets).

                    The Association is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family residences (one-to-four units) located mainly in the parishes of Iberville and West Baton Rouge. To a lesser extent, the Association also originates consumer loans, construction loans and commercial real estate loans. At December 31, 1998, the Company's net loans receivable totaled $17.2 million or 72.1% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $12.5 million or 67.5% of the Company's total loan portfolio at December 31, 1998. In addition, the Association invests in mortgaged-backed securities and certificates of deposit. The Company had $3.6 million of mortgage-backed securities at December 31, 1998, representing 15.0% of the Company's total assets. The Company had $3.6 million of investment securities (excluding FHLB stock) at December 31, 1998, representing 15.0% of total assets. Of the $3.6 million of investment securities, $608,000 mature within five years of December 31, 1998. Also at December 31, 1998, the Association had $795,000 in certificates of deposits with other financial institutions all of which will mature within the next three years.

                    The Association is a community-oriented savings institution, which emphasizes retail lending and deposit products, customer service and convenience. The Association has generally sought to achieve long-term financial strength and stability by (i) increasing the amount and stability of its net interest income, (ii) managing its assets and liabilities to reduce its vulnerability to changes in interest rates, and
      (iii)
      maintaining a low level of non-performing assets. Highlights of the Association's business strategy include the following.

                    Capital Position. As of December 31, 1998, the Association had total stockholder's equity of $ 2.7 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.2%, 14.2% and 28.4%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

                    Profitability. The Company has been profitable in each of the last three years. Net income increased from $164,000 in 1997 to $195,000 in 1998. Net income declined in 1996 to $78,000 from $166,000 in
      1995 due to a special assessment paid for SAIF insurance which amounted to $75,000 on an after-tax basis.

                    Asset Quality. The Company total non-performing assets were 1.0% of total assets at December 31, 1998 compared to 1.5% and 1.2% of total assets at December 31, 1997 and 1996 respectively. Non-accruing single-family residential loans and consumer loans represented 100% of the total non-performing assets at December 31, 1998, 1997 and 1996. At December 31, 1998, the Company's allowance for loan losses amounted to $412,000 or 2.2% of the total loan portfolio.

                    Interest Rate Risk. The primary elements of the Company's strategy to manage its interest rate risk include (i) emphasizing the origination of adjustable-rate mortgages ("ARMs"), (ii) purchasing adjustable-rate mortgage-backed securities, (iii) since mid-1996, originating fixed-rate single-family residential loans to meet customer demand, and (iv) maintaining lower-costing passbook and negotiable order of withdrawal ("NOW") accounts. Based upon certain repricing assumptions, the Company's interest-earning assets repricing or maturing within one year exceeded its interest-bearing liabilities with similar characteristics by $4.6 million or 19.1% of total assets at December 31,1998.

                    Community Orientation. The Company is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1998, most of the Company's loans were to residents of its primary market area of Iberville and West Baton Rouge parishes. The Company intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

                    The Association is subject to examination and comprehensive regulation by the Louisiana Office of Financial Institutions ("OFI"), which is the Association chartering authority, and by the Office of Thrift Supervision ("OTS"), which is the Association's primary federal regulator. The Association is also regulated by the Federal Deposit
      Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"), which insures deposits in the Association to the maximum extent provided by law. The Association is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System

      ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

                    The executive office for the Company and the Association is located at 23910 Railroad Ave., Plaquemine, LA 70764, and its telephone number is (225) 687-6337.

                    Market Area

                    The Company's primary market area consists of Iberville and West Baton Rouge parishes in Louisiana. These parishes maintain a large commuter population with residents commuting to jobs in Baton Rouge. The population of Iberville Parish was approximately the same in 1996 as in 1990, while the population of West Baton Rouge Parish increased by approximately 4.9% during this period. The unemployment rate for Iberville and West Baton Rouge Parishes was 10.84% and 9.51%, respectively, in 1990, compared to 9.48% for Louisiana and 6.24% for the United States. In addition, the per capita income for Iberville and West Baton Rouge Parishes in such year was $11,857 and $11,400, respectively, compared to $12,345 for Louisiana and $16,738 for the United States.

                    Major employers in the two parishes are Dow USA, Iberville and West Baton Rouge School Systems, Novartis and Georgia Gulf. In addition, The Port of Greater Baton Rouge, located in West Baton Rouge Parish, is a major port which provides export and import shipping. There is also a large concentration of petro-chemical complexes and refineries that utilize the port's facilities as well as the Mississippi River for transportation of their products. Due to this large concentration of petro-chemical complexes and refineries, any downturn in these industries could have a significant impact on the Company's consolidated financial statements and results of operations.

                    Lending Activities

                    Loan Portfolio Composition. At December 31, 1998, the Company's net loan portfolio totaled $17.2 million, representing approximately 72.1% of the Company's $23.9 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 1998 were loans originated by the Association. The principal lending activity of the Association is the origination of single-family residential loans, consumer loans, construction loans and to a lesser extent commercial real estate loans and land loans. At December 31, 1998, single-family residential and consumer loans amounted to 67.5% and 13.9%, respectively, of the Company's total loan portfolio, while construction loans and commercial real estate loans represented 3.7% and 4.8%, respectively, of the total loan portfolio, in each case before net items.

                    Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                           December 31,
                                             ------------------------------------------------------------------------------
                                                      1998                      1997                          1996
                                             ----------------------     ----------------------       ----------------------

                                              Amount       Percent       Amount        Percent        Amount       Percent
                                             --------       ------      --------       ------        --------       ------
Real estate loans
-----------------
      Single-family residential              $ 12,488        67.47%     $ 11,531        67.13%       $ 10,752        67.67%
      Construction                                692         3.74%          420         2.44%            464         2.92%
      Commercial real estate                      896         4.84%          943         5.49%            757         4.76%
      Land                                        238         1.29%          271         1.58%            211         1.33%
                                             --------       ------      --------       ------        --------       ------
             Total real estate loans           14,314        77.34%       13,165        76.64%         12,184        76.68%


Consumer loans
--------------
      Home equity and improvement               1,005         5.43%        1,172         6.82%          1,221         7.68%
      Loans secured by savings accounts           617         3.33%          786         4.58%            670         4.22%
      Automobile                                1,251         6.76%        1,066         6.21%            814         5.12%
      Unsecured                                 1,228         6.63%          924         5.38%            924         5.81%
      Other                                        94         0.51%           65         0.38%             77         0.48%
                                             --------       ------      --------       ------        --------       ------

             Total consumer loans               4,195        22.66%        4,013        23.36%          3,706        23.32%
                                              --------       ------      --------       ------        --------       ------

             Total loans                       18,509       100.00%       17,178       100.00%         15,890       100.00%
                                                            ======                     ======                       ======
Less:
      Unearned discounts                          229                        189                          160
      Loans in process                            650                        260                          169
      Deferred fees and discounts                   9                          7                            5
      Allowance for loan losses                   412                        404                          362

             Total loans receivable, net     $ 17,209                   $ 16,318                     $ 15,194
                                             ========                   ========                     ========


                    Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 1998 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1998 is shown in the appropriate year of the loan's final maturity.

                                             Single                        Commercial
                                             family                           real
                                           residential   Construction        estate           Land          Consumer        Total
                                           -----------   ------------        ------           ----          --------        -----
                                                                            (Dollars in Thousands)
Amounts due after December 31, 1998 in:
  One year or less ....................     $    18         $   692        $     -          $     1         $ 1,343        $ 2,054
  After one through two years .........          34               -               -               -             446            480
  After two through three years .......         508               -               -              11             466            985
  After three through five years ......         237               -              83              39           1,035          1,394
  After five through ten years ........       2,020               -               -             109             678          2,807
  After ten through fifteen years .....       3,010               -             223              78             217          3,528
  After fifteen years .................       6,661               -             590               -              10          7,261
                                            -------         -------        --------         -------         -------        -------
     Total loans (1) ..................     $12,488         $   692        $    896         $   238         $ 4,195        $18,509
                                            =======         =======        ========         =======         =======        =======

 (1) Gross of unearned discount, loans in process, deferred loan origination fees and the allowance for loan losses.

                    The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1998 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                               Due After One Year From
                                                    December 31, 1998
                                                    -----------------
                                                       Floating or
                                              Fixed      Adjustable
                                              Rates         Rates          Total
                                              -----         -----          -----
                                                  (Dollars in Thousands)
Single-family residential loans ......       $ 2,700       $ 9,770       $12,470
Commercial real estate loans .........          --             896           896
Land loans ...........................           151            86           237
Consumer loans .......................         2,369           483         2,852
                                             -------       -------       -------

  Total loans ........................       $ 5,220       $11,235       $16,455
                                             =======       =======       =======


                    Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

                    Origination of Loans. The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and lending policies established by the Association's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers, newspaper and billboard advertising, and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by the Association's Board of Directors. The Association generally requires title insurance (or an attorney's opinion of title) and hazard insurance on property securing first mortgage loans. Title insurance is not required for consumer loans.

                    The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Association's lending policies allow its President or loan officer authority to approve all types of loans not exceeding $30,000. Loan amounts over $30,000 up to $150,000 may be approved by the Association's President or loan officer and two other members of the board of directors. Loans in excess of $150,000 must be approved by the Association's entire board of directors, excluding the Association's attorney who abstains from voting on loans due to his involvement in the majority of the Association's real estate loan closings.

                    Generally, the Association originates substantially all of the loans in its portfolio and holds them until maturity.

                    The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

                                                              December 31,
                                                              ------------
                                                       1998        1997          1996
                                                     -------      -------      -------
                                                            (Dollars in Thousands)
Loan originations
     Single-family residential
       Loans for portfolio .....................     $ 2,484      $ 1,638      $ 1,266
                                                     -------      -------      -------
     Construction ..............................         692          620          465
     Commercial real estate ....................         507          225          250
     Land ......................................          93          110           90
     Consumer ..................................       1,989        1,545        2,146
                                                     -------      -------      -------

         Total loans originated ................       5,765        4,138        4,217
                                                     -------      -------      -------


Reductions
     Loan principal reductions .................      (4,421)      (2,851)      (3,359)
                                                     -------      -------      -------
Increase (decrease) due to other items - net (1)        (453)        (163)        (180)
                                                     -------      -------      -------


Net increase in loan portfolio .................     $   891      $ 1,124      $   678
                                                     =======      =======      =======

(1) Other items, net include the effects relating to unearned discount, loans in process, deferred loan origination fees and the allowance for loan losses.


                    Real Estate Lending Standards and Underwriting Policies. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

                    An institution's lending policy must address certain lending considerations set forth in the Guidelines, including loan-to-value
      ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. The policy must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with the LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, must be established for each category of real estate loans. If a loan is not secured by a first lien, the lender must combine all senior liens when calculating this ratio.

                    Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed or restructured by the original lender(s) to the same borrower(s) where there is no advancement of funds, etc.).

                    The Association is in compliance with the above standards.

                    Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Iberville and West Baton Rouge Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1998, the Association was well within each of the above lending limits.

                    A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of
      (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 1998, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities amounted to $500,000, $447,000, $327,000, $250,000, and $249,000, respectively, at such date. All of the Association's five largest loans or groups of loans were performing in accordance of their terms at December 31, 1998. The $500,000 borrowing relationship consist of a single loan for the construction of a church.

                    Loans on Existing Residential Properties. The primary real estate lending activity of the Association is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1998, $12.5 million or 67.5% of the Company's total loan portfolio, before net items, consisted of single-family residential loans.

                    The  loan-to-value  ratio,  maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's lending policies on single-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property, and generally the single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month and customarily do not include "due-on-sale" clauses.

                    Various  legislative  and regulatory  changes have given the
      Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1998, single-family residential ARMs represented $9.8 million or 52.8% of the total loan portfolio, before net items.

                    The Association's single-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust periodically in accordance with a designated index. The Association currently offers ARMs on which the interest rate adjusts every year based upon the national average contract interest rate for all major types of lenders on the purchases of previously occupied homes, plus a specified margin. The margin above the index is generally .25%. There is a 2% cap on the rate adjustment per period and a 13% cap on the maximum interest rate during the life of the loan. The adjustable-rate loans in the Association's loan portfolio are not convertible into fixed-rate loans, are not assumable without the Association's consent, do not contain prepayment penalties and do not produce negative amortization.

                    The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1998, the Company's non-accruing residential loans were $179,000. See "-Asset Quality."

                    The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, consumer preference for fixed-rate loans has increased. In mid-1996, the Association began offering 15 year, fixed-rate residential loans for retention in its portfolio, which loans totaled $2.7 million at December 31, 1998.

                    Construction Loans. At December 31, 1998, $692,000 or 3.7% of the Association's total loan portfolio, before net items, consisted of two loans for the construction of single-family residences and one loan for the construction of a church. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. The two single-family construction loans were for $64,000 and $128,000 and the church construction loan was for $500,000 at December 31, 1998, including amounts not yet disbursed. The construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase. The adjustable-interest rate is not determined until the end of the construction phase, and the Association does not charge an additional loan origination fee when the construction loan is converted to a permanent loan.

                    Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Association generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

                    Commercial Real Estate Loans. The Association's commercial real estate loan portfolio primarily consists of loans secured by retail establishments and two trailer parks located within the Association's primary market area. Commercial real estate loans amounted to $896,000 or 4.8% of the total loan portfolio at December 31, 1998. The largest commercial real estate loan at December 31, 1998 was a loan secured by a trailer park and amounted to $213,000 at such date. The average balance of commercial real estate loans at December 31, 1998 was approximately $112,000.

                    Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. The Association uses the same index for commercial loans as it uses for single-family residential loans, except that the margin for commercial loans is generally 1.25% above the index. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. A total of $225,000 of commercial real estate loans were originated in 1997, and $507,000 were originated in 1998.

                    Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Association generally attempts to mitigate the risks associated with commercial real estate lending by, among other things, lending primarily in its market area and using low LTV ratios in the underwriting process.

                    Land Loans. As of December 31, 1998, the Association's land loans are secured by vacant lots. These loans are generally for a maximum of seven years and are fully amortizing. At December 31, 1998, the Association's land loans amounted to $238,000 or 1.3% of the total loan portfolio. Of such amount, $151,000 of the land loans had fixed rates while $86,000 had adjustable interest rates. In 1998, the Association agreed to participate in a $5.5 million loan with seven other financial institutions to finance the development of 400 acres of land in the Association's market area. The Association has a $385,000 or 7% interest in the loan, and the funds will be disbursed as the development progresses. As of December 31, 1998, $155,750 had been disbursed by the Association on this project. The land will be developed into an 18-hole golf course and into vacant lots for single-family residences. The loan bears an interest rate of 1% below a specified prime rate, and the loan will be repaid as the lots are sold.

                    Land development and acquisition  loans involve  significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. The Association reviewed a feasibility study and market analyses with respect to the above project. In addition, the land was already owned by the developer and serves as collateral for the loan.

                    Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Association is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1998, $4.2 million or 22.7% of the total loan portfolio consisted of consumer loans.

                    The Association originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Association include home improvement loans, loans secured by deposit accounts in the Association, automobile loans, mobile home loans, unsecured loans and other miscellaneous loans.

                    Home equity and improvement loans are originated by the Association for generally up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Association secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. The loans have a maximum term of 15 years. At December 31, 1998, home equity and improvement loans totalled $1.0 million or 5.4% of the total loan portfolio.

                    The Association offers loans secured by deposit accounts in the Association, which loans amounted to $617,000 or 3.3% of the total loan portfolio at December 31,1998. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%, subject to a minimum interest rate of 7% on the loan.

                    The Association offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. The automobile loans have fixed rates of interest and terms of up to five years for new vehicles and four years for used vehicles. Automobile loans amounted to $1.3 million or 6.8% of the total loan portfolio at December 31, 1998.

                    The unsecured loans originated by the Association are generally for a maximum of $5,000 and a maximum term of 36 months, although the Association's policy permits up to $10,000 unsecured loans for a term of up to 48 months. These loans bear a fixed rate of interest and generally require monthly payments of principal and interest. The amount of unsecured loans at December 31, 1998 was $1.2 million or 6.6% of the total loan portfolio.

                    Other consumer loans primarily consist of mobile home loans and overdrafts and amounted to $94,000 or .5% of the total loan portfolio at December 31, 1998.

                    Consumer  loans  generally  have  shorter  terms and  higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Association believes that the generally higher yields can compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

                    Loan Origination and Other Fees. In addition to interest earned on loans, the Association receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in conjunction with the origination of the loan.

                    In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and cost associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1998 the Association had $9,000 of loan fees which had been deferred and are being recognized as income over the contractual life of the related loans.

                    Asset Quality

                    Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 1998, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.

                                                                   December 31, 1998
                                                                   -----------------
                                           Single-family
                                            Residential                Consumer                   Total
                                        --------------------      --------------------     -------------------
                                        Amount       Percent      Amount       Percent     Amount       Percent
                                        ------       -------      ------       -------     ------       -------
                                                               (Dollars in Thousands)
Loans Delinquent for:
---------------------
      30-59 days ...................     $  584        3.16%      $  337        1.82%       $  921        4.98%
      60 - 89 days .................         56        0.30%          31        0.17%           87        0.47%
      90 days and over .............        147        0.79%          94        0.51%          241        1.30%
                                         ------        ----       ------        ----        ------        ----

              Total delinquent loans     $  787        4.25%      $  462        2.50%       $1,249        6.75%
                                         ======        ====       ======        ====        ======        ====

                    Non-Performing Assets. When a borrower fails to make a required loan payment, the Association attempts to cause the default to be cured by contacting the borrower. Late charges are generally imposed following the thirtieth day after a payment is due on mortgage loans and after 15 days on consumer loans. In most cases defaults are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Association generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent the Association institutes foreclosure or other collection proceedings, as necessary, to minimize any potential loss.

                    Loans are placed on non-accrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Association discontinues the accrual of interest income when the loan becomes 90 days past due. Specific reserves are established when a consumer loan becomes 90 days past due.

                    If foreclosure is effected, the property is sold at a sheriff's sale. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1998, the Association had no real estate owned.

                    The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated.

                                                           December 31,
                                                           ------------
                                                    1998        1997       1996
                                                    ----       ----       ----
                                                       (Dollars in Thousands)
Nonaccrual loans:
  Single-family residential ...................      $147       $267       $214
  Construction ................................       --         --         --
  Commercial real estate ......................       --         --         --
  Land ........................................       --         --         --
  Consumer ....................................        95         65         56
                                                     ----       ----       ----
    Total non-accrual loans ...................       242        332        270
                                                     ----       ----       ----
Real estate owned .............................       --         --         --
                                                     ----       ----       ----

      Total non-performing assets .............      $242       $332       $270
                                                     ====       ====       ====
Total non-performing loans as a percent
 of total loans ...............................      1.31%      1.93%      1.70%
                                                     ====       ====       ====

Total non-performing assets as a percent
 of total assets ..............................      1.01%      1.48%      1.24%
                                                     ====       ====       ====

                    The $242,000 of non-accruing loans at December 31, 1998 consisted of 15 single-family residential loans, of which the largest was $54,000, and 21 consumer loans.

                    If the $242,000 of non-accruing loans at December 31, 1998 had been current in accordance with their terms during 1998, the gross interest income on such loans would have been $35,494. A total of $51,475 of interest income on these non-accruing loans was actually recorded in 1998.

                    Classified Assets. All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 1998 (excluding loss assets specifically reserved for), amounted to $583,500, all of which was classified as substandard. The largest classified asset at December 31, 1998 consisted of a $113,000 adjustable-rate single-family dwelling. The remaining $470,500 of substandard assets at December 31, 1999 consisted of 13 residential mortgage loans totaling $388,500 and 13 consumer loans totaling $82,000.

                    Allowance for Loan Losses. At December 31, 1998, the Company's allowance for loan losses amounted to $411,000 or 2.2% of the total loan portfolio. The Association's loan portfolio consists primarily of single-family residential loans, consumer loans and, to a lesser extent, commercial real estate loans, construction loans and land loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

                    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                          1998               1997               1996
                                                       --------           --------            --------
                                                                   (Dollars in Thousands)
Total loans outstanding at end of period .........     $ 18,509           $ 17,178            $ 15,890
                                                       ========           ========            ========

 Average loans outstanding .......................     $ 16,611           $ 15,735            $ 14,727
                                                       ========           ========            ========

 Balance at beginning of period ..................     $    404           $    362            $    318
 Charge offs (1) .................................           13                  2                --
                                                       --------           --------            --------
 Recoveries (2) ..................................           --                  2                   5
   Net charge offs / (recoveries) ................           13                 --                  (5)
 Provision for loan losses .......................           21                 42                  39
                                                       --------           --------            --------
 Balance at end of period ........................     $    412           $    404            $    362
                                                       ========           ========            ========
 Allowance for loan losses as a percent of
  total loans outstanding ........................         2.23%              2.35%               2.28%
                                                       ========           ========            ========

 Ratio of net charge-offs (-)recoveries to average
  loans outstanding ..............................         0.08%              0.00%              -0.03%
                                                       ========           ========            ========

  (1)  Includes consumer loans of $13,000 in 1998 and $2,000 in 1997.
  (2) Includes consumer loans of $1,000 in 1997 and $1,000 in 1996, all other recoveries are on mortgage loans.

                    The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

                                                                                     December 31,
                                                ------------------------------------------------------------------------------------
                                                          1998                           1997                          1996
                                                ---------------------------    ---------------------------    ----------------------
                                                                    Loan                          Loan                       Loan
                                                                  Category                       Category                   Category
                                                 Amount             as a %      Amount             as a %      Amount       as a %
                                                   of              of Total       of              of Total       of         of Total
                                                Allowance           Loans      Allowance            Loans      Allowance      Loans
                                                ---------           -----      ---------            -----      ---------      -----
                                                                                 (Dollars in Thousands)
Loan Type
---------
      Single-family residential                    $ 358            67.47%        $ 338            67.13%          $ 294      67.67%
      Construction                                     -             3.74%            -             2.44%              -       2.92%
      Commercial real estate                           -             4.84%            -             5.49%              -       4.76%
      Land                                             -             1.29%            -             1.58%              -       1.33%
      Consumer                                        53            22.66%           66            23.36%             68      23.32%
                                                   -----           ------         -----           ------           -----     ------

             Total real estate loans               $ 411           100.00%        $ 404           100.00%          $ 362     100.00%
                                                   =====           ======         =====           ======           =====     ======

                    Mortgage-Backed Securities

                    Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

                    The  FHLMC,  which is a  corporation  chartered  by the U.S.
      Government, issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration ("FHA"), or guaranteed by the Veterans Administration ("VA"), and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of the loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $227,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

                    Of the $3.7 million of mortgage-backed securities at December 31, 1998, $2.1 million was accounted for as held to maturity and had an aggregate market value of $2.1 million at such date. The remaining $1.5 million of mortgage-backed securities at December 31, 1998 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, which is filed as
      Exhibit 13.0 hereto ("1998 Annual Report").

                    Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

      The  following   table  sets  forth  the   composition  of  the  Company's
      mortgage-backed securities at each of the dates indicated.

                                                                                December 31,
                                                                                ------------
                                                         1998                      1997                     1996
                                                        -------                   -------                  -------
                                                                         (Dollars in Thousands)
Mortgage-backed securities held to maturity
  FNMA                                                  $ 1,402                   $ 1,173                  $ 1,226
  FHLMC                                                     601                     1,050                    1,309
  GNMA                                                      119                       163                      200
                                                        -------                   -------                  -------
    Subtotal - held to maturity                           2,122                     2,386                    2,735
                                                        -------                   -------                  -------

Mortgage-backed securities available for sale
  FNMA                                                    1,348                     1,948                    1,427
  GNMA                                                      106                         -                        -
                                                        -------                   -------                  -------
    Subtotal - available for sale                         1,454                     1,948                    1,427
                                                        -------                   -------                  -------

      Total                                             $ 3,576                   $ 4,334                  $ 4,162
                                                        =======                   =======                  =======

                    Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1998 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                    The following table sets forth the purchases and principal repayments of the Company's mortgage-backed securities during the periods indicated. There were no sales during the periods shown

                                                                 At or For The Year Ended
                                                                        December 31,
                                                                        ------------
                                                          1998              1997            1996
                                                         -------         -------          -------
                                                                   (Dollars in Thousands)

Mortgage-backed securities at
 beginning of period (cost)                              $ 4,329         $ 4,164          $ 3,938
Purchases                                                    559             917            1,031
Repayments                                                 1,284             734              786
Discount accretion / (premium amortization)                  (28)            (18)             (19)
                                                         -------         -------          -------
Mortgage-backed securities at end of period (cost)       $ 3,576         $ 4,329          $ 4,164
                                                         =======         =======          =======
Mortgage-backed securities at end of
 period (fair value)                                     $ 3,570         $ 4,322          $ 4,124
                                                         =======         =======          =======

Weighted average yield at end of period                     5.76%           6.36%            6.31%
                                                         =======         =======          =======

                    Investment Securities

                    The Association has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds, and the Company has broader investing authority. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles ("GAAP"). All of the Company's investment securities were accounted for as held-to-maturity at December 31, 1998.

                    Investment securities (excluding FHLB stock) totaled $795,000 or 3.3% of total assets at December 31, 1998, consisting of certificate of deposits in other financial institutions. At December 31, 1998 the Company had no other investment securities as compared to $15,000 of U.S. agency securities at December 31, 1997. Information regarding the maturities of the investment securities is set forth in Note E of notes to Consolidated Financials in the 1998 Annual Report.

                    Sources of Funds

                    General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

                    Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $2.1 million or 10.7% of total deposits at December 31, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

                    The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Association is subject to short-term fluctuations in deposit flows. The Association's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Association's cost of funds has been, and will continue to be, affected by money market conditions.

                    The following table shows the distribution of, and certain other information relating to, the Association's deposits by type of deposit, as of the dates indicated.

                                                                                  December 31,
                                           --------------------------------------------------------------------------------------
                                                    1998                             1997                         1996
                                           -----------------------        --------------------------      -----------------------
                                                        Percent of                        Percent of                   Percent of
                                           Amount         Total           Amount            Total         Amount          Total
                                           --------       ------          --------          ------        --------       ------
                                                                           (Dollars in Thousands)
Certificate accounts
  2.00% - 3.99%                            $      -         0.00%          $     -            0.00%        $    81         0.40%
  4.00% - 5.99%                              12,491        62.77%           12,424           62.04%         11,564        57.03%
  6.00% - 7.99%                               1,735         8.72%            2,213           11.05%          3,547        17.49%
                                           --------       ------          --------          ------        --------       ------
    Total certificate accounts               14,226        71.49%           14,637           73.09%         15,192        74.92%
                                           --------       ------          --------          ------        --------       ------

Transaction accounts
  Passbook accounts                           3,323        16.70%            3,095           15.45%          2,813        13.87%
  Money market accounts                         153         0.77%              293            1.46%            338         1.67%
  NOW accounts (1)                            2,159        10.85%            1,968            9.83%          1,891         9.33%
                                           --------       ------          --------          ------        --------       ------
    Total transaction accounts                5,635        28.32%            5,356           26.75%          5,042        24.86%
                                           --------       ------          --------          ------        --------       ------
    Total deposit accounts                   19,861        99.81%           19,993           99.84%         20,234        99.78%
Accrued interest payable                         38         0.19%               33            0.16%             44         0.22%
                                           --------       ------          --------          ------        --------       ------
      Total deposits                       $ 19,899       100.00%         $ 20,026          100.00%       $ 20,278       100.00%
                                           ========       ======          ========          ======        ========       ======

   (1)  Includes noninterest-bearing checking accounts.

                    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                      Year Ended December 31,
                                            ---------------------------------------------------------------------------
                                                     1998                      1997                        1996
                                            --------------------       --------------------        --------------------
                                                         Average                    Average                     Average
                                            Average        Rate        Average        Rate         Average        Rate
                                            Balance        Paid        Balance        Paid         Balance        Paid
                                                                      (Dollars in Thousands)
Passbook savings accounts .............     $ 3,434        3.03%       $ 2,982        3.03%        $ 2,859        3.30%
Demand and NOW accounts (1) ...........       2,312        3.27%         2,027        2.70%          1,911        2.84%
Money market deposit accounts .........         216        5.68%           309        4.61%            395        5.68%

Certificates of deposit ...............      14,594        4.84%        14,836        5.06%         14,809        4.98%
                                            -------                    -------                     -------
    Total interest-bearing deposits (2)     $20,556        4.37%       $20,154        4.51%        $19,974        4.55%
                                            =======                    =======                     =======

        (1)  Includes noninterestbearing checking accounts.

        (2)  Excludes accrued interest payable.

                    The following table sets forth the savings flows of the Association during the periods indicated.

                                                                        Years Ended D
cember 31,
                                                                        ------------------------
                                                          1998                      1997                      1996
                                                        --------                  --------                    ------
                                                                       (Dollars in Thousands)
Net increase (decrease) before interst credited (1)     $ (1,030)                 $ (1,151)                   $ (179)
Interest credited                                            898                       910                       908
                                                        --------                  --------                    ------
  Net increase (decrease) in deposits (2)                 $ (132)                   $ (241)                    $ 729
                                                        ========                  ========                    ======

(1) The information provided is the net of deposits and withdrawals because the gross amount of deposits and withdrawals is not readily available.

(2)  Excludes accrued interest payable on deposits.

                    The Association attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. The Association has generally not taken a position of price leadership in its markets, except when there has been an opportunity to market longer-term deposits.

                    The  principal  methods used by the  Association  to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates and a convenient office location. The Association does not advertise for deposits outside of its market area.

                    The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1998, which mature during the periods indicated.

Certificates of Deposit
-----------------------
As of December 31, 1998:
------------------------
                                             Maturity Date
                                                One Year          Over One to       Over Two to        Over Three
                                                or Less           Two Years         Three Years          Years          Total
                                                -------           ---------         -----------          -----          -----
                                                                               (Dollars in Thousands)
4.00% - 5.99%                                   $ 8,911            $ 2,227              $ 977             $ 427       $ 12,542
6.00% - 7.99%                                       859                560                 43               222          1,684
                                                -------            -------            -------             -----       --------
  Total                                         $ 9,770            $ 2,787            $ 1,020             $ 649       $ 14,226
                                                =======            =======            =======             =====       ========

Certificates of Deposit - $100,000 or more
------------------------------------------
                                                           (Dollars in
                                                            Thousands)
                                                            ----------
Maturing in quarter ending:
  March 31, 1999                                              $   610
  June 30, 1999                                                   327
  September 30, 1999                                              607
  December 31, 1999                                               200
  After December 31, 1999                                         673
    Total Certificates of
     deposit - $100,000 or more                               -------

                                                              $ 2,417
                                                              =======

                    Borrowings. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation -The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

                    As of December 31, 1998, the Association was permitted to borrow up to an aggregate of $11.2 million from the FHLB of Dallas. The Association had $495,000 of FHLB advances outstanding at December 31, 1998. Pursuant to collateral agreements with the FHLB, the December 31, 1998 advances are secured by a blanket floating lien on first mortgage loans. At December 31, 1997, the advances were collateralized by a pledge of certain FNMA participation certificates with outstanding principal balances net of unamortized purchase premiums and discounts of $651,309.

                    The following table sets forth certain information regarding borrowings at or for the dates indicated.

                                                                 At or for the Year Ended
                                                                        December 31,
                                                                        ------------
                                                           1998              1997         1996
                                                                (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                              $ 293            $ 138         $ -
  Maximum amount outstanding at any
   month-end during the period                             $ 610            $ 695         $ -
  Balance outstanding at end of period                     $ 495            $ 610         $ -
  Average interest rate during the period                   5.80%            5.07%          -
  Weighted average interest rate at end of period           4.61%            5.90%          -

      Subsidiary

                    At December 31, 1998, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

      Employees

                    The Association had seven full-time employees and one part-time employee at December 31, 1998. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

      Competition

                    The Association faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Association faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Association does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Association to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

                    The Association's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Association competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

                                   REGULATION

                    The  following  discussion  of certain laws and  regulations which are applicable to the Company and the Association, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to the Company and the Association. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

                  The Company

                    General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof.

                    Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association
      - Qualified Thrift Lender Test."

                    If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, except upon prior notice to and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

                    Limitations on Transactions  with  Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (i) loan or otherwise extend credit to an affiliate, unless the affiliate is engaged only in activities permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the saving institution.

                    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Association was in compliance with the above restrictions.

                    Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

                    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

                    Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

                  The Association

                    General. The OFI is the Association's chartering authority, and the OTS is the Association's primary federal regulator. The OTS and the OFI have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and the OFI and are subject to periodic examinations by the OTS, the OFI and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

                    The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including misleading or untimely reports filed with the OTS.

                    Insurance of Accounts. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

                    Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized", "adequately capitalized", and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for 1995 and the first nine months of 1996 were .23% (per annum) of insured deposits.

                    The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BlF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first and, therefore, as discussed below, effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by commercial banks.

                    On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BlF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

                    On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

                    Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The one-time special assessment for the Association amounted to $123,000. Net of related tax benefits, the one-time special assessment amounted to $75,000. The payment of such special assessment had the effect of immediately reducing the Association's capital by such amount. However, management does not believe that this one-time special assessment had a material adverse effect on the Association's financial condition.

                    In  the  fourth  quarter  of  1996,  the  FDIC  lowered  the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporations ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. The Association paid approximately $12,000 in insurance premiums in 1998.

                    The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

                    Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

                    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1998, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1998, the Association had no subsidiaries.

                    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of single-family residences, and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

                    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

                    Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This change in policy decreased the Association's regulatory capital at December 31, 1998 by approximately $293.

                   At December 31, 1998,  the  Association  exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.5%, 16.5% and 65.3%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 1998.

                                                         Tangible                      Core                    Risk-based
                                                         Capital                    Capital                   Capital (1)
                                                         -------                    -------                   -----------
                                                                             (Dollars in Thousands)
Capital under GAAP                                       $ 3,383                      $ 3,383                     $ 3,383
Additional capital items:
  Unrealized loss on securities available for sale,
   net of taxes                                                -                            -                           -
  General valuation allowances (2)                             -                            -                         158
                                                         -------                    -------                   -----------

Regulatory Capital                                         3,383                        3,383                       3,541

Minimum required regulatory capital                          359                          955                         998
                                                         -------                    -------                   -----------

Excess regulatory capital                                $ 3,024                      $ 2,428                     $ 2,543
                                                         =======                      =======                     =======

Regulatory capital as a percentage of assets (3)           14.17%                       14.17%                      28.38%

Minimum capital required as a percentage of
 assets                                                     1.50%                        4.00%                       8.00%
Regulatory capital as a percentage in
 excess of requirements                                    12.67%                       10.17%                      20.38%
                                                         =======                      =======                     =======

(1) Does not reflect the interest-rate risk component in the minimum risk-based capital requirement, the effective date of which has been postponed as discussed above.

(2) General valuation allowances are used only in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk weighted assets.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $23.9 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $12.5 million.

                    Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

                    Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital  directive to meet and maintain a specific  capital  level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

                    An  institution   generally  must  file  a  written  capital
      restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

                    At December 31, 1998, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

                    Safety and Soundness. The OTS and other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Association believes that it is in compliance with these guidelines and standards.

                    Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1998, the Association's liquidity ratio was 17.46%.

                    Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, through March 31 1999 a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. At December 31, 1998, the Association was a Tier 1 institution for purposes of this regulation.

                    New capital distribution regulations take effect April 1,1999. Under the new regulations, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filing. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

                    Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional l0% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Association, see "Description of Business - Lending Activities - Real Estate Lending Standards and Underwriting Policies."

                    Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets:
      "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. See "Description of Business - Asset Quality - Classified Assets."

                    Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

                    Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test in order to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a) (19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the

      QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

                    Currently,  the  prong of the QTL test  that is not based on the Code  requires  that 65% of an  institution's  "portfolio  assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Association were approximately 101.23% of its portfolio assets.

                    Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

                    As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Association had $170,800 in FHLB stock, which was in compliance with this requirement.

                    The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future.

      These contributions also could have an adverse effect on the value of FHLB stock in the future.

                    Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1998, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                    Thrift Charter. Congress has been considering legislation in various forms that would require savings institutions, such as the Association, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for savings institutions and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Association cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Association and its parent holding company.

                    Louisiana Regulation. As a Louisiana-chartered savings association, the Association also is subject to regulation and supervision by the OFI. The Association is required to file periodic reports with and is subject to periodic examinations at least once every two years by the OFI. The lending and investment authority of the Association is prescribed by Louisiana laws and regulations, as well as applicable federal laws and regulations, and the Association is prohibited from engaging in any activities not permitted by such law and regulations.

                    The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1998, the Association was in compliance with all applicable reserve and capital requirements.

                    Louisiana law and regulations also restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered savings association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association's savings deposits or (ii) the sum of the association's paid-in capital, surplus, reserves for losses, and undivided profits. Federal law imposes more restrictive limitations. See "Business-Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

                    In addition, Louisiana law restricts the ability of Louisiana-chartered savings associations to invest in, among other things,
      (i) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (ii) real estate investments for other than the association's offices up to 10% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (iv) commercial, corporate, business or agricultural loans up to 10% of total assets; and (v) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See "Business-Lending Activities-Real Estate Lending Standards and Underwriting Policies."

                    The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1998, the Association was in compliance with such provisions.

                    Furthermore, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with all applicable capital requirements. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1998, the Association had no investments which were affected by the foregoing limitations.

                    Under Louisiana law, a Louisiana-chartered savings association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state savings association or holding company may acquire a Louisiana-chartered savings association or holding company if the OFI determines that the laws of such other state permit a Louisiana-chartered savings association or holding company to acquire a savings association or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the OFI and receive OFI approval.

                                    TAXATION

                    Federal Taxation

                    General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Code, and the Association is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

                    Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31, and it is expected that separate returns will be filed for 1998 and 1999.

                    Bad Debt Reserves.  In August 1996,  legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1998, the Association's post-1987 excess reserves amounted to approximately $43,000. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

                    At December 31, 1998, the federal income tax reserves of the Association included $110,577 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

                    Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

                    Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or ("AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) depreciation and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

                    Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Association had no NOL carryforwards for federal income tax purposes.

                    Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

                    Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

                    The Association's federal income tax returns for the tax years ended 1996, 1997 and 1998 are open under the statute of limitations and are subject to review by the IRS. The Association's tax return for 1994 was audited by the IRS without material adjustment.

       State Taxation

                    The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1999, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

     Item 2.   Description of Property.

                    At December 31, 1998, the Company and the Association conducted their business from the Association's main office in Plaquemine, Louisiana. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1998.



                                              As of December 31, 1998
                                              -----------------------
                                                       Net Book
                                Leased /              Value of
 Description / Address           Owned               Property       Deposits
 ---------------------           -----               --------       --------
                                                      (Dollars in thousands)

Home Office:
23910 Railroad Avenue
Plaquemine, Louisiana           Owned                 $ 128        $ 19,899


Branch Office
None                                -                     -               -


The estimated net book value of electronic data processing and other office equipment owned by Iberville Building and Loan Association was $26,000 at December 31, 1998.

     Item 3.   Legal Proceedings.

                    The Company and the Association are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

     Item 4.   Submission of Matters to a Vote of Security Holders.

                                         Not applicable.

PART II.

     Item 5.   Market for Common Equity and Related Stockholder Matters.

                    The information required herein, to the extent applicable, is incorporated by reference on pages 3 and 48 of the Company's 1998 Annual Report.

     Item 6.   Management's Discussion and Analysis or Plan of Operation.

                    The information required herein is incorporated by reference from pages 6 to 15 of the 1998 Annual Report.

     Item 7.   Financial Statements.

                    The information required herein is incorporated by reference from pages 16 to 47 of the 1998 Annual Report.


     Item 8.   Changes in and  Disagreements  With  Accountants  on Accounting
                and Financial Disclosure.

                                           Not applicable.


       PART III.


     Item 9.   Directors,  Executive  Officers, Promoters  and Control Persons;
                Compliance with Section 16 (a) of the Exchange Act.

                    The information required herein is incorporated by reference from pages 3 and 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 28, 1999, which was filed on March 19, 1999 ("Definitive Proxy Statement")

     Item 10.  Executive Compensation.

                    The information required herein is incorporated by reference from pages 7 to 10 the Definitive Proxy Statement.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                    The information required herein is incorporated by reference from pages 5 to 6 the Definitive Proxy Statement.

     Item 12.  Certain Relationships and Related Transactions.

                    The information required herein is incorporated by reference from pages 10 to 12 the Definitive Proxy Statement.

      Item 13. Exhibits, List and Reports on Form 8-K.

                    (a)    Documents Filed as Part of this Report

                    (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                      Independent Auditor's Report.
                      Consolidated  Statements  of  Financial  Condition  as  of
                       December 31, 1998 and 1997.
                      Consolidated  Statements of Operations for the Years Ended
                       December 31, 1998 and 1997.
                      Consolidated Statements of Changes in Stockholders' Equity
                       for the Years ended December 31, 1998 and 1997.
                      Consolidated  Statements of Cash Flows for the Years Ended
                       December. Notes to Consolidated Financial Statements.

                    (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

                    (3) The following exhibits are filed as part of this Form l0-KSB, this list includes the Exhibit Index.

                                  Exhibit Index

                    2.1*   Plan of Conversion
                    3.1*   Articles of  Incorporation  of IBL Bancorp,  Inc.
                    3.2*   Bylaws of IBL Bancorp, Inc. 4.1* Stock Certificate of
                           IBL Bancorp, Inc.
                    10.1*  Employment   Agreement   among  IBL  Bancorp,   Inc.,
                           Iberville  Building and Loan Association and G. Lloyd
                           Bouchereau, Jr., dated September 30, 1998
                    10.2*  Employment   Agreement   among  IBL  Bancorp,   Inc.,
                           Iberville  Building and Loan  Asociation and Danny M.
                           Strickland, dated September 30, 1998
                    13.0   1998 Annual Report to Stockholders
                    27.0   Financial Data Schedule

                    (*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57623) filed by the Company with the SEC on June 24, 1998, as subsequently amended.

                    (b)    Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

                    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IBL BANCORP, INC.


                                             By:    /s/G. Lloyd Bouchereau, Jr.
                                                    ---------------------------
                                                    G. Lloyd Bouchereau, Jr.
                                                    President and
                                                    Chief Executive Officer

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Name                                      Title                      Date
 ----                                      -----                      ----

/s/ G. Lloyd Bouchereau, Jr.          President and Chief        March 19, 1999
----------------------------          Executive Officer
 G. Lloyd Bouchereau, Jr.

/s/ Bobby E. Stanley                  Director                   March 19, 1999
---------------------
Bobby E. Stanley

/s/ John L. Delahaye                  Director                   March 19, 1999
--------------------
John L. Delahaye

/s/ Gary K. Pruitt                    Director                   March 19, 1999
------------------
Gary K. Pruitt

/s/ Edward J. Steinmetz               Director                   March 19, 1999
-----------------------
Edward J. Steinmetz

/s/ Danny M. Strickland               Director                   March 19, 1999
-----------------------
Danny M. Strickland