Form 10QSB
period 1999-03-31
IBL BANCORP
filed 1999-05-14
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Shares of common stock, par value $.01 per share, outstanding as of April 30, 1999: 210,870

     Transitional Small Business Disclosure Format (check one):
     Yes [ ] No [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements
                                                                            Page
Consolidated Statements Of Financial Condition At
March 31, 1999 (Unaudited) and December 31, 1998.......................       3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 1999 and 1998......................      4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited)
For The Three Months Ended March 31, 1999 and 1998.......................     6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three Months Ended March 31, 1999 and 1998...............................     7

Notes to Consolidated Financial Statements...............................     8
Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................     10

                           PART II - OTHER INFORMATION

Item 1     - Legal Proceedings............................................    16
Item 2     - Changes in Securities and Use of Proceeds....................    16
Item 3     - Defaults Upon Senior Securities..............................    16
Item 4     - Submission of Matters to a Vote of Security Holders..........    16
Item 5     - Other Information............................................    16
Item 6     - Exhibits and Reports on Form 8-K.............................    16

Signatures................................................................    17

                                      IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1999 and December 31, 1998


                                                                 March 31,
                                                                   1999         December 31,
                                                               (Unaudited)          1998
                                                              ------------      ------------
Assets
Cash and amounts due from depository institutions .......     $    226,905      $    177,068
Interest-bearing deposits in other institutions .........        2,997,458         1,681,430
                                                              ------------      ------------
  Total cash ............................................        3,224,363         1,858,498
                                                              ------------      ------------
Time deposits ...........................................        1,301,000           795,000
                                                              ------------      ------------
Mortgage-backed securities held-to-maturity (estimated
 market value $2,213,181 and $2,116,824)  ...............        2,232,180         2,122,507
Mortgage-backed securities available-for-sale (amortized
 cost $1,358,648 and $1,454,057)  .......................        1,354,274         1,453,613
                                                              ------------      ------------
  Total investment securities ...........................        3,586,454         3,576,120
                                                              ------------      ------------
Loans receivable ........................................       17,879,481        17,620,600
Less allowance for loan losses ..........................          399,329           411,621
                                                              ------------      ------------
  Loans receivable, net .................................       17,480,152        17,208,979
                                                              ------------      ------------
Premises and equipment, net .............................          148,429           154,179
Federal Home Loan Bank stock, at cost ...................          173,100           170,800
Accrued interest receivable .............................           83,436            74,242
Other assets ............................................           54,157            40,200
                                                              ------------      ------------
  Total assets ..........................................     $ 26,051,091      $ 23,878,018
                                                              ============      ============

                                      IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1999 and December 31, 1998


                                                                 March 31,
                                                                   1999         December 31,
                                                               (Unaudited)          1998
                                                              ------------      ------------
LIABILITIES AND EQUITY
Deposits ................................................     $ 22,037,160      $ 19,898,684
Advances from Federal Home Loan Bank ....................          495,000           495,000
Advances by borrowers for taxes and insurance ...........           14,467            12,781
Federal income taxes payable ............................           25,246            39,388
Other liabilities and deferrals .........................           63,802            49,570
                                                              ------------      ------------
  Total liabilities .....................................       22,635,675        20,495,423
                                                              ------------      ------------
Commitments and contingencies ...........................             --                --
                                                              ------------      ------------
Preferred stock $.01 par, 2,000,000 shares authorized ...             --                --
Common stock - $.01 par, 5,000,000 shares authorized,
 210,870 shares issued ..................................            2,109             2,109
Additional paid-in capital ..............................        1,740,254         1,740,254
Unearned ESOP shares ....................................         (163,195)         (165,971)
Retained earnings - substantially restricted ............        1,838,900         1,806,496
Accumulated other comprehensive loss ....................           (2,652)             (293)
                                                              ------------      ------------
  Total equity ..........................................        3,415,416         3,382,595
                                                              ------------      ------------
  Total liabilities and equity ..........................     $ 26,051,091      $ 23,878,018
                                                              ============      ============


   The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   Three months ended March 31, 1999 and 1998


                                                          1999           1998
                                                       (Unaudited)    (Unaudited)
INTEREST INCOME
Loans ............................................       $357,073       $373,609
Mortgage-backed securities .......................         54,451         63,121
FHLB stock and other securities ..................          2,316          5,567
Deposits .........................................         31,049         12,238
                                                         --------       --------
  Total interest income ..........................        444,889        454,535
                                                         --------       --------
INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit accounts ........         18,335         15,808
 Passbook savings accounts .......................         23,753         23,604
 Certificate of deposit accounts .................        174,555        183,459
                                                         --------       --------
  Total interest on deposits .....................        216,643        222,871
Advances from Federal Home Loan Bank .............          5,702          6,923
                                                         --------       --------
  Total interest expense .........................        222,345        229,794
                                                         --------       --------
  Net interest income ............................        222,544        224,741
Provision for losses on loans ....................          3,140         12,000
                                                         --------       --------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS .................................        219,404        212,741
                                                         --------       --------
NON-INTEREST INCOME
Service charges on deposit accounts ..............         18,389         20,871
Other ............................................          3,306          3,701
                                                         --------       --------
  Total non-interest income ......................         21,695         24,572
                                                         --------       --------
NON-INTEREST EXPENSES
Compensation and benefits ........................         94,145         87,087
Occupancy ........................................          6,059          4,656
Furniture and equipment ..........................          7,599          6,477
Deposit insurance premium ........................          3,215          3,124
Data processing ..................................         19,028         14,261
Legal and other professional .....................         13,239          7,200
Advertising ......................................          3,510          5,176
Office supplies and postage ......................          9,015         11,369
Other general and administrative .................         18,211         18,832
                                                         --------       --------
  Total non-interest expenses ....................        174,021        158,182
                                                         --------       --------

Continued. . .

                                                            1999           1998
                                                         (Unaudited)    (Unaudited)
                                                         ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES..........      $    67,078    $    79,131
PROVISION FOR INCOME TAXES........................           26,766         26,461
                                                         ----------     ----------
NET INCOME........................................      $    40,312    $    52,670
                                                         ==========     ==========

Basic earnings per share..........................      $   .21        $         -
                                                         ==========     ==========

COMPREHENSIVE INCOME
Net income........................................      $    40,312    $    52,670
Other comprehensive income:
  Unrealized holding losses on
   securities during the period.......... . . . .            (3,574)        (5,998)
  Income tax benefit related to
   unrealized holding losses......................           (1,215)        (2,039)
                                                         ----------     ----------
Other comprehensive loss, net of
  tax effects.....................................           (2,359)        (3,959)
                                                         ----------     ----------
Comprehensive income..............................      $    37,953    $    48,711
                                                         ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                                  IBL BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Three months ended March 31, 1999 and 1998


                                                                                 Retained    Accumulated
                                                                                Earnings -      Other
                                                      Additional    Unearned     Substan-      Compre-
                                            Common    Paid - In       ESOP         tially      hensive       Total
                                            Stock      Capital       Shares     Restricted     Income       Equity
                                           --------    ---------    ---------   ----------    ---------    ---------
BALANCE, DECEMBER 31, 1997, AS PREVIOUSLY
 REPORTED. . . . . . . . . . . . . . . .   $      -  $         -   $        -  $ 1,638,709    $   2,949  $ 1,641,658
Prior period adjustment. . . . . . . . .          -            -            -      (19,698)           -      (19,698)
                                           --------    ---------    ---------   ----------    ---------    ---------
BALANCE, DECEMBER 31, 1997, AS RESTATED.          -            -            -    1,619,011        2,949    1,621,960
                                           --------    ---------    ---------   ----------    ---------    ---------
COMPREHENSIVE INCOME (Unaudited)
Net income . . . . . . . . . . . . . . .          -            -            -       52,670            -       52,670
Other comprehensive income, net of tax
  Unrealized losses on securities. . . .          -            -            -            -       (3,959)      (3,959)
                                           --------    ---------    ---------   ----------    ---------    ---------
  Comprehensive income . . . . . . . . .          -            -            -       52,670       (3,959)      48,711
                                           --------    ---------    ---------    ---------    ---------    ---------
BALANCE, MARCH 31, 1998 (Unaudited). . .   $      -  $         -   $        -  $ 1,671,681    $  (1,010) $ 1,670,671
                                          =========   ==========   ==========   ==========    =========   ==========

BALANCE, DECEMBER 31, 1998                 $  2,109  $ 1,740,254   $ (165,971) $ 1,806,496    $    (293) $ 3,382,595
COMPREHENSIVE INCOME (Unaudited)
Net income . . . . . . . . . . . . . . .          -            -            -       40,312            -       40,312
Other comprehensive income, net of tax
  Unrealized losses on securities. . . .          -            -            -            -       (2,359)      (2,359)
                                           --------    ---------    ---------    ---------    ---------    ---------
  Comprehensive income . . . . . . . . .          -            -            -       40,312       (2,359)      37,953
                                           --------    ---------    ---------    ---------    ---------    ---------
ESOP shares released for allocation. . .          -            -        2,776            -            -        2,776
Dividends. . . . . . . . . . . . . . . .          -            -            -       (7,908)           -       (7,908)
                                           --------    ---------    ---------     --------     --------    ---------
BALANCE, MARCH 31, 1999 (Unaudited). . .   $  2,109  $ 1,740,254   $ (163,195) $ 1,838,900    $  (2,652) $ 3,415,416
                                          =========   ==========   ==========   ==========    =========   ==========

The accompanying notes are an integral part of these financial statements.

                                 IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended March 31, 1999 and 1998


                                                             1999          1998
                                                          (Unaudited)   (Unaudited)
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................... $   40,312   $   52,670
                                                           ----------   ----------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation...........................................       5,750        5,745
  Provision for loan losses..............................       3,140       12,000
  ESOP contribution......................................       2,776            -
  Provision for deferred federal income tax .............           -        1,346
  Amortization of net premium on investment and
   mortgage-backed securities............................       4,522        7,071
  Net discount charged (realized) on installment loans...     (26,013)      11,079
  Net loan fees deferred ................................       1,018        1,109
  Stock dividends from Federal Home Loan Bank............      (2,300)      (5,300)
  Net decrease (increase) in interest receivable.........      (9,194)       1,921
  Net increase in other assets...........................     (12,742)      (8,067)
  Net decrease in interest payable.......................     (10,964)      (1,503)
  Net decrease in  income taxes payable..................     (14,142)     (22,552)
  Net increase (decrease) in other liabilities...........      14,234       (5,657)
                                                           ----------   ----------
    Total adjustments....................................     (43,915)      (2,808)
                                                           ----------   ----------
Net cash provided by (used in) operating activities......      (3,603)      49,862
                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable.........................    (259,818)    (123,474)
Principal payments received on mortgage-backed
 securities available-for-sale...........................      93,066      127,037
Purchases of securities held-to-maturity.................    (200,000)           -
Proceeds from sale of foreclosed assets..................      10,500            -
Principal payments received on mortgage-backed
 securities held-to-maturity.............................      88,504      185,210
Purchases of office property and equipment...............           -       (2,018)
Certificates of deposits acquired........................    (506,000)           -
                                                           ----------   ----------
Net cash provided by (used in) investing activities......    (773,748)     186,755
                                                           ----------   ----------

                                 IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended March 31, 1999 and 1998


                                                             1999          1998
                                                          (Unaudited)   (Unaudited)
                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts.........................   2,149,438      508,926
Net increase (decrease) in advances by borrowers for
 taxes and insurance.....................................       1,686         (605)
Cash dividends..... .....................................      (7,908)           -
Repayment of advances from Federal Home Loan Bank........           -     (157,900)
                                                           ----------   ----------
Net cash provided by financing activities................   2,143,216      350,421
                                                           ----------   ----------
NET INCREASE IN CASH.....................................   1,365,865      587,038
Cash - beginning of year.................................   1,858,498    1,110,208
                                                           ----------   ----------
Cash - end of year....................................... $ 3,224,363  $ 1,697,246
                                                           ==========   ==========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999


A:       BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the period ended March 31, 1999 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on June 24, 1998, which as amended was declared effective by the SEC on August 12, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("0TS") and the Louisiana Office of Financial Institutions ("OFI") on or about June 24, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated August 5 and August 12, 1998 and by the OFI by letter dated August 14, 1998. The Company also filed an Application H-(e) 1-S with the Midwest Regional Office of the OTS and the OFI on or about July 1, 1998, which was conditionally approved by the OTS by letter dated August 5, 1998 and the OFI by letter dated August 14, 1998.

         The members of the Association approved the Plan at a special meeting held on September 22, 1998, and the subscription and community offering closed on September 16, 1998.

         The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 210,870 shares of common stock, 16,869 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


B:       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees quarterly over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $2,776 for the three months ended March 31, 1999 based on the quarterly release of shares.


C:       EARNINGS PER SHARE

          The computation of basic earnings per share for March 31,1999 includes reported net income in the numerator and the weighted average number of shares outstanding of 194,428 in the denominator, which consist of the average number of shares issued, 210,870, less the average number of unearned ESOP shares during the period, 16,442.

         Earnings per share for periods prior to September 30, 1998 is not considered meaningful as the Conversion was not completed until September 30, 1998.

                        IBL BANCORP, INC. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 with the same period in 1998. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate," "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Changes in Financial Condition

         The Company's total assets increased $2,173,000 or 9.1% from $23.9 million at December 31, 1998 to $26.1 million at March 31, 1999. This increase was primarily due to increases of $271,000 in net loan receivables, $506,000 in time deposits and $1,366,000 in cash and cash equivalents. The increase in cash and cash equivalents was due primarily to the Association beginning to receive deposits from various local government entities.

         The Association's total classified assets for regulatory purposes at March 31, 1999 (excluding loss assets specifically reserved for) amounted to $562,000, all of which was classified as substandard. The largest classified asset at March 31, 1999 consisted of a $113,000 adjustable-rate residential loan. The remaining $449,000 of substandard assets at March 31, 1999 consisted of 13 residential mortgage loans totaling $385,000 and 11 consumer loans totaling $64,000.

         Interest-bearing deposits in other institutions increased by $1,316,000 or 78.3% from $1,681,000 at December 31, 1998 to $2,997,000 at March 31, 1999.
This increase was primarily due to the increased deposits the Association received.

         Time deposits increased by $506,000 from $795,000 at December 31, 1998 to $1,301,000 at March 31, 1999. This increase was primarily due to the purchase of short-term certificates of deposit funded by increases in the Association's deposit growth and proceeds remaining from the stock conversion.

         Management   anticipates   using  this  increased   liquidity  to  fund
additional loan growth and has staggered the maturities of time deposits to provide for additional liquidity needs.

         The mortgage-backed securities portfolio increased by $10,000 or 0.3% from $3,576,000 at December 31, 1998 to $3,586,000 at March 31, 1999.

         The demand for mortgage loans in the Association's market area increased during the past three months. The net loan portfolio increased $271,000 or 1.6% from $17,209,000 at December 31, 1998 to $17,480,000 at March
31,1999. This increase consisted mainly of single family residential mortgage loans.

         Deposits increased by $2,138,000 or 10.7% from $19,899,000 at December 31,1998 to $22,037,000 at March 31, 1999. This increase is primarily due to the Association beginning to receive deposits from various local government entities.

          Total stockholders' equity increased by $33,000 during the past three months. Net income of $40,000 and a $3,000 decrease in unearned ESOP shares increased stockholders' equity during the period. Net income was offset by the payment of a quarterly dividend totaling $8,000 and an increase of $2,000 in unrealized losses on available-for-sale investment securities during this period. Stockholders' equity at March 31, 1999 totaled $3,415,000 or 13.1% of total assets compared to equity of $3,383,000 or 14.2% of total assets at December 31, 1998.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the three months ended March 31,1999 and 1998, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         Net income decreased by $12,000 or 23.5% in the quarter ended March 31, 1999 compared to the respective 1998 period. The decrease in the March 31,1999 quarter was due to a decrease in interest income of $10,000, a decrease in non-interest income of $3,000 and an increase in non-interest expense of $16,000. These factors were primarily offset by a decline in the provision for loan losses of $9,000 and a decrease in total interest expense of $7,000.

         The $2,000 decrease in net interest income in the first quarter of 1999 was due to a decrease in the average interest rate spread from 3.40% in the quarter ended March 31, 1998, to 3.11% in the first quarter of 1999. The average rate on deposits decreased from 4.41% in the first quarter of 1998 to 4.06% in the first quarter of 1999, while the average yield on interest-earning assets decreased from 7.83% to 7.19% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. In addition average yield was higher in the first quarter of 1998 partly due to the recognition of $17,000 interest received on a non-accruing loan that was brought current.

         Total interest income decreased by $10,000 or 2.1% in the quarter ended March 31, 1999 from the comparable 1998 period. Interest income in the first quarter of 1998 was higher partly due to the recognition of $17,000 received on a non-accruing loan that was brought current.

          Total interest expense decreased by $7,000 or 3.2% for the quarter ended March 31, 1999 from the comparable 1998 period. This decrease was primarily due to a $6,000 decrease in total interest on deposits caused by reductions of rates paid by the Association on its deposit accounts and a $1,000 reduction on interest paid on Federal Home Loan Bank of Dallas advances.

          The provision for losses decreased by $9,000 for the March 31, 1999 quarter from the comparable 1998 period. At March 31, 1999, the Association's total non-accruing loans amounted to $241,000. The allowance for loan losses amounted to $399,000 at March 31, 1999, representing 2.23% of the total loans held in portfolio and 165.56% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the modest charge-offs of $15,000 in the first quarter of 1999 and current asset quality of the loan portfolio.

          Non-interest income decreased by $3,000 or 11.7% in the three months ended March 31, 1999 from the comparable 1998 period. The decline in the quarter was primarily due to a decrease in service charges on deposit accounts.

          Non-interest expenses increased in the quarter ended March 31, 1999 by $16,000 or 10.0% over the comparable 1998 period. The increase in the quarter was due to increases of $7,000 in compensation and benefits, $5,000 in data processing and $6,000 in legal and other professional expenses. These increases in non-interest expenses were partially offset by a $2,000 decrease in office supplies and postage.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, the Association's liquidity was 17.1% or $2.9 million in excess of the minimum OTS requirement.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0% respectively. At March 31, 1999, the Association's tangible and core capital both amounted to $2.7 million or 10.67% of adjusted total assets of $25.4 million, and the Association's risk-based capital amounted to $2.9 million or 22.44% of adjusted risk-weighted assets of $12.8 million.

          As of March 31, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                (In Thousands)
                                           TANGIBLE         CORE       RISK-BASED
                                            CAPITAL        CAPITAL       CAPITAL
                                            -------        -------       -------
GAAP Capital .........................       $2,713        $2,716        $2,716

Additional Capital Items:
    General Valuation Allowances .....         --            --             162
                                             ------        ------        ------
Regulatory Capital Computed ..........        2,713         2,716         2,878

Minimum Capital Requirement ..........          381         1,018         1,026
                                             ------        ------        ------
Regulatory Capital Excess ............       $2,332        $1,698        $1,852
                                             ======        ======        ======
Regulatory Capital as a
     Percentage ......................        10.67%        10.67%        22.44%

Minimum Capital Required
     as a Percentage .................         1.50%         4.00%         8.00%
                                             ------        ------        ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................         9.17%         6.67%        14.44%
                                             ======        ======        ======


         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.


The Year 2000

         In accordance with the federal regulatory pronouncements, the Association's Year 2000 plan addressed issues involving awareness, assessment, renovation, validation, implementation and contingency planning. These phases are discussed below.

Awareness and Assessment. The Association's Vice President was appointed Year 2000 Compliance Officer, responsible for the coordination of the Association's efforts to becoming Year 2000 compliant. In addition a Year 2000 Committee was created consisting of the President, Vice President and an outside board member, to help address Year 2000 issues.

         Management has conducted an assessment of the Association's hardware, software and other computer-controlled systems. In addition, management has identified and developed an inventory of the Association's technological components and vendors.

Renovation Phase. The Association's data processing and items processing are both handled by two independent third party data centers, and both centers have indicated that they have completed their renovation process. The main software program used by the Association has been certified by its vendor to be Year 2000 compliant. The Association's hardware has been reported Year 2000 compliant by its provider however management is currently having the hardware reviewed by an outside consultant to ensure that any equipment in question of being Year 2000 compliant is replaced in a timely manner.

Validation or Testing Phase. During 1998, the Association tested its loan set up, loan servicing, saving deposits, saving withdrawals, checking deposits, checking withdrawals, opening accounts, closing accounts, general ledger activities and other transactions for Year 2000 compliance. Different critical dates were tested in this Year 2000 environment and all went well.

         During 1998, the Association acquired a cost estimate to switch to a different data processor in the event their current processor was unable to become year 2000 compliant in a timely manner. Based on the results of testing, management does not believe that a switch to a new processor will be necessary.

Implementation Phase. Both the Association's third party data processor and item processor have upgraded their systems to become Year 2000 compliant. At this time the Association is operating on online with these updated systems.

Contingency Planning. The Association has adopted contingency plans in the event that one or more of its internal or external systems fail to operate on or after January 1, 2000. In a worst case scenario, the Association would need to post transactions and general ledger entries manually. This manual system would consist of ledger cards or sheets for every loan, deposit and general ledger account. The failure of external systems such as utility and phone companies may also force the Association to operate on a manual processing system.


         The Association has increased liquidity and staggered the maturity of time deposits to provide for the increased liquidity needs that may arise due to the Year 2000. The Association can also obtain Federal Home Loan Bank advances if necessary.

         Based on a review of internal bookkeeping practices and the reports by the Association's third party data processor and software vendor that they are Year 2000 compliant, management does not expect to incur significant additional bookkeeping, data processing or other expenses in connection with issues related to the Year 2000. A budget of $15,000 was set for costs associated with the Year 2000 (of which $5,000 has been incurred). After an initial review with an out side computer consultant, management decided to increase the Year 2000 budget to $25,000.


Status of Borrowers and Other Customers. The Association's customer base consist primarily of individuals who use the Association's services for personal, household or consumer uses. Management believes these customers are not likely to individually pose material Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of these customers encounter unresolved Year 2000 issues. Most of the Association's loans are residential or consumer in nature. The Association had nine commercial loans at March 31, 1999. Management determined that these borrowers could operate in an environment without computers and that the risk of these borrowers adversely impacting the Association was not material.

                                IBL Bancorp, Inc.
Form 10-QSB
Quarter Ended March 31, 1999

PART II - OTHER INORMATION

Item 1 - Legal Proceedings:
                   There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:
                   There are no matters  required to be reported  under sections
                   (a) through (c) of this item.

                   On September 30, 1998, the Company sold 210,870 shares of its common stock at $10.00 per share in connection with the conversion of the Association from a mutual to a stock form, resulting in gross proceeds of $2,108,700. Net proceeds amounted to $1,746,920, of which 50% was used by the Company to purchase all of the Association's common stock issued in the conversion. Of the proceeds retained by the Company, $168,690 was useed to make a loan to the Company's Employee Stock Ownership Plan ("ESOP") in order to fund the purchase of 16,869 shares by the ESOP in the conversion. The remaining net proceed retained by the Company are being used as the Company's working capital and will be invested in investment securities.


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

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) The following exhibit is filed herewith:
                           EXHIBIT NO.                   DESCRIPTION
                           -----------                   -----------
                              27.1                       Financial Data Schedule


                   (b) Reports on Form 8-K:
                             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IBL  BANCORP, INC.
                                     Registrant

Date:      May 12, 1999              By: /s/G. Lloyd Bouchereau, Jr.
                                         ---------------------------
                                         G. Lloyd Bouchereau, Jr., President and
                                         Chief Executive Officer

Date:      May 12, 1999              By: /s/Gary K.Pruitt
                                         ----------------
                                            Gary K. Pruitt
                                            Secretary