Form 10QSB
period 1999-06-30
IBL BANCORP
filed 1999-08-16
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

                  23910 RAILROAD AVENUE, PLAQUEMINE, LOUISIANA 70764
                  --------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (225) 687-6337

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of August 4, 1999: 210,870

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements
                                                                            Page
                                                                            ----

Consolidated Statements Of Financial Condition At
June 30, 1999 (Unaudited) and December 31, 1998                                3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 1999 and 1998                      4

Consolidated Statements Of Changes in Shareholders' Equity (Unaudited)
For The Six Months Ended June 30, 1999 and 1998                                6

Consolidated Statements Of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1999 and 1998                                7

Notes to Consolidated Financial Statements                                     8

Item 2     - Management's Discussion and Analysis or Plan
             of Operations                                                    10

                           PART II - OTHER INFORMATION

Item 1     - Legal Proceedings                                                17
Item 2     - Changes in Securities and Use of Proceeds                        17
Item 3     - Defaults Upon Senior Securities                                  17
Item 4     - Submission of Matters to a Vote of Security Holders              17
Item 5     - Other Information                                                17
Item 6     - Exhibits and Reports on Form 8-K                                 18

Signatures                                                                    19

                                      IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 1999 and December 31, 1998


                                                                June 30,
                                                                  1999         December 31,
                                                               (Unaudited)           1998
                                                             ------------      ------------
ASSETS
Cash and amounts due from depository institutions ......     $    314,369      $    177,068
Interest-bearing deposits in other institutions ........        3,486,160         1,681,430
                                                             ------------      ------------
  Total cash ...........................................        3,800,529         1,858,498
                                                             ------------      ------------
Time deposits ..........................................        1,401,000           795,000
                                                             ------------      ------------
Mortgage-backed securities held-to-maturity (estimated
 market value $2,354,528 and $2,116,824) ...............        2,401,604         2,122,507
Mortgage-backed securities available-for-sale (amortized
 cost $1,844,685 and $1,454,057) .......................        1,822,593         1,453,613
                                                             ------------      ------------
  Total investment securities ..........................        4,224,197         3,576,120
                                                             ------------      ------------
Loans receivable .......................................       18,280,726        17,620,600
Less allowance for loan losses .........................          402,329           411,621
                                                             ------------      ------------
  Loans receivable, net ................................       17,878,397        17,208,979
                                                             ------------      ------------
Premises and equipment, net ............................          143,764           154,179
Federal Home Loan Bank stock, at cost ..................          175,300           170,800
Accrued interest receivable ............................           98,353            74,242
Other assets ...........................................           77,561            40,200
                                                             ------------      ------------
  Total assets .........................................     $ 27,799,101      $ 23,878,018
                                                             ============      ============

The accompanying notes are an integral part of these financial statements.

                                      IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 1999 and December 31, 1998
                                        (continued)


                                                                June 30,
                                                                  1999         December 31,
                                                               (Unaudited)           1998
                                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ...............................................     $ 23,763,858      $ 19,898,684
Advances from Federal Home Loan Bank ...................          495,000           495,000
Advances by borrowers for taxes and insurance ..........           13,948            12,781
Federal income taxes payable ...........................             --              39,388
Other liabilities and deferrals ........................           75,299            49,570
                                                             ------------      ------------
  Total liabilities ....................................       24,348,105        20,495,423
                                                             ------------      ------------
Commitments and contingencies ..........................             --                --
                                                             ------------      ------------
Preferred stock $.01 par, 2,000,000 shares authorized ..             --                --
Common stock - $.01 par, 5,000,000 shares authorized,
 210,870 shares issued .................................            2,109             2,109
Additional paid-in capital .............................        1,739,674         1,740,254
Unearned ESOP shares ...................................         (156,038)         (165,971)
Retained earnings - substantially restricted ...........        1,879,832         1,806,496
Accumulated other comprehensive loss ...................          (14,581)             (293)
                                                             ------------      ------------
  Total stockholders' equity ...........................        3,450,996         3,382,595
                                                             ------------      ------------
  Total liabilities and stockholders' equity ...........     $ 27,799,101      $ 23,878,018
                                                             ============      ============

The accompanying notes are an integral part of these financial statements.

                                            IBL BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        AND COMPREHENSIVE INCOME
                            Three and six months ended June 30, 1999 and 1998


                                                   ---Three months ended---     ---Six months ended---
                                                    06/30/99     06/30/98          06/30/99   06/30/98
                                                   (Unaudited) (Unaudited)        (Unaudited) (Unaudited)
                                                   ----------  ----------        ----------  ----------
INTEREST INCOME
Loans.......................................       $  374,670  $  360,401        $  731,743  $  733,970
Mortgage-backed securities..................           56,890      55,568           111,341     118,689
FHLB stock and other securities.............            2,266       2,705             4,582       8,272
Deposits....................................           42,501      17,396            73,550      29,634
                                                   ----------  ----------        ----------  ----------
  Total interest income.....................          476,327     436,070           921,216     890,565
                                                   ----------  ----------        ----------  ----------
INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit accounts...           22,706      32,337            41,041      48,145
 Passbook savings accounts..................           24,184      26,560            47,937      50,164
 Certificate of deposit accounts............          179,401     167,529           353,956     350,988
                                                   ----------  ----------        ----------  ----------
  Total interest on deposits................          226,291     226,426           442,934     449,297
Advances from Federal Home Loan Bank........            5,702       4,361            11,404      11,284
                                                   ----------  ----------        ----------  ----------
  Total interest expense....................          231,993     230,787           454,338     460,581
                                                   ----------  ----------        ----------  ----------
  Net interest income.......................          244,334     205,283           466,878     429,984
Provision for losses on loans...............            2,720       3,000             5,860      14,960
                                                   ----------  ----------        ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS............................          241,614     202,283           461,018     415,024
                                                   ----------  ----------        ----------  ----------
NON-INTEREST INCOME
Service charges on deposit accounts.........           20,779      20,064            39,168      40,935
Other.......................................            5,586       3,228             8,892       6,929
                                                   ----------  ----------        ----------  ----------
  Total non-interest income.................           26,365      23,292            48,060      47,864
                                                   ----------  ----------        ----------  ----------
NON-INTEREST EXPENSES
Compensation and benefits...................           92,654      77,159           186,799     164,246
Occupancy ..................................            6,740       8,096            12,799      12,752
Furniture and equipment ....................            6,115       5,631            13,714      12,108
Deposit insurance premium...................            3,083       3,085             6,298       6,209
Data processing.............................           19,607      22,027            38,635      36,288
Legal and other professional................           31,292       7,200            44,531      14,400
Advertising.................................            3,428       3,561             6,938       8,737
Office supplies and postage.................            6,682       4,295            15,697      15,664
Other general and administrative............           25,922      13,669            44,133      32,501
                                                   ----------  ----------        ----------  ----------
  Total non-interest expenses...............          195,523     144,723           369,544     302,905
                                                   ----------  ----------        ----------  ----------

Continued. . .

                                                ---Three months ended--- ---Six months ended---
                                                 06/30/99    06/30/98     06/30/99    06/30/98

                                                (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                                ----------  ----------    ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES....    $   72,456  $   80,852    $  139,534  $  159,983
PROVISION FOR INCOME TAXES..................        23,616      34,108        50,382      60,569
                                                ----------  ----------    ----------  ----------
NET INCOME..................................    $   48,840  $   46,744    $   89,152  $   99,414
                                                ==========  ==========    ==========  ==========

Basic earnings per share....................    $     .25   $        -    $     .46   $        -
                                                ==========  ==========    ==========  ==========

COMPREHENSIVE INCOME
Net income..................................    $   48,840  $   46,744    $   89,152  $   99,414
Other comprehensive income
  Unrealized holding gains (losses) on
   securities during the period.............       (18,074)      1,726       (21,648)     (4,272)
  Income tax expense (benefit) related to
   unrealized holding gains (losses)........        (6,145)        587        (7,360)     (1,452)
                                                ----------  ----------    ----------  ----------
Other comprehensive income (loss), net of
  tax effects...............................       (11,929)      1,139       (14,288)     (2,820)
                                                ----------  ----------    ----------  ----------
Comprehensive income........................    $   36,911  $   47,883    $   74,864  $   96,594
                                                ==========  ==========    ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                                          IBL BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               Six months ended June 30, 1999 and 1998


                                                                                         Retained       Accumulated
                                                                                         Earnings -       Other
                                                           Additional      Unearned       Substan-        Compre-
                                               Common      Paid - In         ESOP          tially         hensive         Total
                                                Stock       Capital         Shares       Restricted       Income         Equity
BALANCE, DECEMBER 31, 1997, AS PREVIOUSLY
 REPORTED ................................   $      --     $      --      $      --      $ 1,638,709    $     2,949    $ 1,641,658
Prior period adjustment ..................          --            --             --          (19,698)          --          (19,698)
                                             -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997, AS RESTATED ..          --            --             --        1,619,011          2,949      1,621,960
                                             -----------   -----------    -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (Unaudited)
Net income ...............................          --            --             --           99,414           --           99,414
Other comprehensive income, net of tax
  Unrealized losses on securities ........          --            --             --             --           (2,820)        (2,820)
                                             -----------   -----------    -----------    -----------    -----------    -----------
  Comprehensive income ...................          --            --             --           99,414         (2,820)        96,594
                                             -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1998 (Unaudited) .......   $      --     $      --      $      --      $ 1,718,425    $       129    $ 1,718,554
                                             ===========   ===========    ===========    ===========    ===========    ===========

BALANCE, DECEMBER 31, 1998 ...............   $     2,109   $ 1,740,254    $  (165,971)   $ 1,806,496    $      (293)   $ 3,382,595
COMPREHENSIVE INCOME (Unaudited)
Net income ...............................          --            --             --           89,152           --           89,152
Other comprehensive income, net of tax
  Unrealized losses on securities ........          --            --             --             --          (14,288)       (14,288)
                                             -----------   -----------    -----------    -----------    -----------    -----------
  Comprehensive income ...................          --            --             --           89,152        (14,288)        74,864
                                             -----------   -----------    -----------    -----------    -----------    -----------
ESOP shares released for allocation ......          --            (580)         9,933           --             --            9,353
Dividends ................................          --            --             --          (15,816)          --          (15,816)
                                             -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1999 (Unaudited) .......   $     2,109   $ 1,739,674    $  (156,038)   $ 1,879,832    $   (14,581)   $ 3,450,996
                                             ===========   ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                 IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended June 30, 1999 and 1998

                                                              1999         1998
                                                           (Unaudited)  (Unaudited)
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $   89,152   $   99,414
                                                           ----------   ----------
Adjustments   to  reconcile  net  income  to
 net  cash  provided  by  operating activities:
  Depreciation...........................................      10,415       10,499
  Provision for loan losses..............................       5,860       15,000
  ESOP contribution......................................       9,353            -
  Provision for deferred federal income tax credit.......      (2,666)     (27,791)
  Amortization of net premium on investment and mortgage-
   backed securities.....................................       9,086       15,723
  Net discount charged (realized) on installment loans...      (7,658)      18,594
  Net loan fees deferred ................................       1,677        2,396
  Stock dividends from Federal Home Loan Bank............      (4,500)      (7,800)
  Net increase in interest receivable....................     (24,111)      (8,215)
  Net increase in other assets...........................      (9,303)     (69,298)
  Net increase (decrease) in interest payable............        (539)       4,997
  Net decrease in income taxes payable..................      (57,420)      (8,613)
  Net increase in other liabilities......................      32,720        6,044
                                                           ----------   ----------
    Total adjustments....................................     (37,086)     (48,464)
                                                           ----------   ----------
Net cash provided by operating activities................      52,066       50,950
                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable.........................    (679,797)    (639,022)
Purchases of securities available-for-sale...............    (629,796)    (119,776)
Principal payments received on mortgage-backed securities
 available-for-sale......................................     235,106      310,522
Purchases of securities held-to-maturity.................    (450,495)           -
Proceeds from sale of foreclosed assets..................      10,500            -
Principal payments received on mortgage-backed securities
 held-to-maturity........................................     166,374      341,980
Purchases of office property and equipment...............           -       (2,728)
Certificates of deposits acquired........................    (606,000)           -
Proceeds from sale of Federal Home Loan Bank stock.......           -      205,000
                                                           ----------   ----------
Net cash provided by (used in) investing activities......  (1,954,108)      95,976
                                                           ----------   ----------

                                 IBL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended June 30, 1999 and 1998
                                    (continued)

                                                              1999         1998
                                                           (Unaudited)  (Unaudited)
                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts.........................   3,865,713    1,017,019
Net decrease in advances by borrowers for taxes
 and insurance...........................................      (5,824)      (2,918)
Cash dividends..... .....................................     (15,816)           -
Repayment of advances from Federal Home Loan Bank........           -     (610,000)
                                                           ----------   ----------
Net cash provided by financing activities................   3,844,073      404,101
                                                           ----------   ----------
NET INCREASE IN CASH.....................................   1,942,031      551,027
Cash - beginning of period...............................   1,858,498    1,110,208
                                                           ----------   ----------
Cash - end of period.....................................  $3,800,529   $1,661,235
                                                           ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999


A:       BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the period ended June 30, 1999 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on June 24, 1998, which as amended was declared effective by the SEC on August 12, 1998. The Association filed a Form AC with the Office of Thrift Supervision ("0TS") and the Office of Financial Institutions ("OFI") on or about June 24, 1998. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated August 5 and August 12, 1998 and the OFI by letter dated August 14, 1998. The Company also filed an Application H-(e) 1-S with the Midwest Regional Office of the OTS and the OFI on or about July 1, 1998, which was conditionally approved by the OTS by letter dated August 5, 1998 and the OFI by letter dated August 14, 1998.

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

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


B:       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are released for allocation to active employees annually. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $9,353 for the six months ended June 30, 1999.


C:       EARNINGS PER SHARE

The computation of basic earnings per share includes reported net income in the numerator and the weighted average number of shares outstanding of 194,635 for the six months ended June 30, 1999 and 194,840 for the three months then ended in the denominator.

Earnings per share for periods prior to September 30, 1998 are not considered meaningful as the Conversion was not completed until September 30, 1998.

                        IBL BANCORP, INC. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at June 30, 1999 to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 with the same periods in 1998. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Changes in Financial Condition

         The Company's total assets increased $3,921,000 or 16.4% from $23.9 million at December 31, 1998 to $27.8 million at June 30, 1999. This increase was primarily due to increases of $669,000 in net loan receivables, $606,000 in time deposits, $648,000 in investment securities and $1,942,000 in cash and cash equivalents. The increase in cash and cash equivalents was due primarily to the Association beginning to participate in deposits from various local government entities and a single large deposit of $1,250,000. These deposits received from other entities were then put into deposits at other institutions.

          Interest-bearing deposits in other institutions increased by $1,805,000 or 107.3% from $1,681,000 at December 31, 1998 to $3,486,000 at June
30, 1999. This increase was primarily due to the increased deposits the Association received.

         Time deposits increased by $606,000 or 76.2% from $795,000 at December 31, 1998 to $1,401,000 at June 30, 1999. This increase was primarily due to the purchase of short-term certificates of deposit funded by increases in the Association's deposit growth and proceeds remaining from the stock conversion.

         Management   anticipates   using  this  increased   liquidity  to  fund
additional loan growth and has staggered the maturities of time deposits to provide for additional liquidity needs.

         The mortgage-backed securities portfolio increased by $648,000 or 18.1% from $3,576,000 at December 31, 1998 to $4,224,000 at June 30, 1999, due to
purchases of $865,000 in the first half of 1999.

         The demand for mortgage loans in the Association's market area increased during the past six months. The net loan portfolio increased $669,000 or 3.9% from $17,209,000 at December 31, 1998 to $17,878,000 at June 30, 1999.
This increase consisted mainly of single- family residential mortgage loans.

         Deposits increased by $3,865,000 or 19.4% from $19,899,000 at December 31,1998 to $23,764,000 at June 30, 1999. This increase is primarily due to the Association beginning to participate in deposits from various local government entities and a single large deposit of $1,250,000.

          Total stockholders' equity increased by $68,000 during the past six months. Net income of $89,000 and a $10,000 decrease in unearned ESOP shares increased stockholders' equity during the period. These factors were offset by the payment of two quarterly dividends totaling $16,000, an increase of $14,000 in unrealized losses on available-for-sale investment securities and a decrease of $1,000 in additional paid-in capital during this period. Stockholders' equity at June 30, 1999 totaled $3,451,000 or 12.4% of total assets compared to stockholders' equity of $3,383,000 or 14.2% of total assets at December 31, 1998.

         The Association's total classified assets for regulatory purposes at June 30, 1999 (excluding loss assets specifically reserved for) amounted to $410,000, all of which was classified as substandard. The largest classified asset at June 30, 1999 consisted of a $73,000 adjustable-rate residential loan. The remaining $337,000 of substandard assets at June 30, 1999 consisted of 10 residential mortgage loans totaling $300,000 and 7 consumer loans totaling $37,000.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the six months ended June 30, 1999 and 1998, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         Net income increased by $2,000 or 4.5% in the quarter ended June 30, 1999 and decreased by $10,000 or 10.3% in the six months ended June 30, 1999 compared to the respective 1998 periods. The increase in the June 30, 1999 quarter was due to an increase in interest income of $40,000, an increase in non-interest income of $3,000 and a decrease in provision for income taxes of $10,000. These factors were primarily offset by an increase in non-interest expenses of $51,000. The decreased net income for the six-month period ending June 30, 1999 was primarily due to a $67,000 increase in non-interest expenses. This increase in non-interest expense was partially offset by an increase in net interest income after provision for loan losses of $46,000 and a decrease in provision for income taxes of $10,000.

          The $39,000 increase in net interest income in the second quarter of 1999 was primarily due to increases in interest-earning assets funded by increased deposits. The higher average balances were partially offset by a decrease in the average interest rate spread from 3.13% in the quarter ended June 30, 1998 to 3.05% in the second quarter of 1999. The average rate on interest-bearing liabilities decreased from 4.47% in the second quarter of 1998 to 4.00% in the second quarter of 1999, while the average yield on interest-earning assets decreased from 7.60% to 7.05% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

         The $37,000 increase in net interest income in the first six months of 1999 compared to the first six months of 1998 was also primarily due to increases in interest-earning assets funded by increased deposits. The higher average balances were partially offset by a decrease in the average interest rate spread from 3.28% in the six-month period ending June 30, 1998 to 3.10% in the six-month period ending June 30, 1999. The average rate on interest-bearing liabilities decreased from 4.45% in the first six months of 1998 to 4.01% in the first six months of 1999, while the average yield on interest-earning assets decreased from 7.73% to 7.11% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

         Total interest income increased by $40,000 or 9.2% in the quarter ended June 30, 1999 and increased $31,000 or 3.4% for the six months ended June 30, 1999 over the comparable 1998 periods due to higher balances, offset by lower yields.

          Total interest expense increased by $1,000 or .5% for the quarter ended June 30, 1999 and decreased $6,000 or 1.4% for the six months ended June 30, 1999 compared to the comparable 1998 periods. The increase in the quarter period was primarily due to an increase in Federal Home Loan Bank advances. The decrease in the six-month period was primarily due to a $6,000 decrease in total interest on deposits due to a decline in the average rate paid from 4.40% in the first half of 1998 to 4.00% in the first half of 1999.

         The provision for loan losses decreased by $300 for the quarter and decreased $9,000 for the six months ended June 30, 1999 from the comparable 1998 periods. At June 30, 1999, the

Association's total non-accruing loans amounted to $186,000. The allowance for loan losses amounted to $402,000 at June 30, 1999, representing 2.2% of the total loans held in portfolio and 216.8% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of no charge-offs in the quarter ended June 30, 1999 and the current asset quality of the loan portfolio.

          Non-interest income increased by $3,000 or 13.2% in the quarter ended June 30, 1999 and increased $200 or .4% in the six months ended June 30, 1999 from the comparable 1998 periods. The increase in the quarter was primarily due to an increase in commissions on credit insurance and an increase in service charges on deposit accounts.

          Non-interest expenses increased by $51,000 or 35.1% in the quarter ended June 30, 1999 and increased by $67,000 or 22.0% in the six months ended June 30, 1999 over the comparable 1998 periods. The increase in the quarter was primarily due to increases of $24,000 in legal and other professionals, $15,000 in compensation and benefits, $12,000 in general and administrative and $2,000 in office supplies and postage. The increases in non-interest expenses were partially offset by a $2,000 decrease in data processing. The increase in the six-month period was primarily due to increases of $30,000 in legal and other professional, $23,000 in compensation and benefits, $12,000 in general and administrative, $2,000 in data processing and $2,000 in furniture and equipment expenses. These increases in non-interest expenses were partially offset by a $2,000 decrease in advertising.

         The increase of $30,000 in legal and other professional expense for the six months ended June 30, 1999 was primarily caused by increased legal and accounting fees associated with the preparation of our first year end reports as a public entity. Of this increase, $13,000 was costs associated with accounting work preformed in 1999 for our 1998 annual audit.

         The increase of $23,000 in compensation and benefits for the six months ended June 30, 1999 was primarily due to increases of $9,000 in other employee benefits, $6,000 in contributions to employee retirement plan, $5,000 in compensation of officers and employees and $5,000 in ESOP contributions expenses. These increases where partially offset by a decrease of $2,000 in compensation of directors. The $9,000 increase in other employee benefits in the six month period ending June 30, 1999 is partially inflated due to the receipt of a $5,000 rebate of premiums from our employee health insurance carrier during the same period in 1998.

         The decrease in the provision for income taxes is due primarily to the reduction in before tax earnings and the varying tax effects in the prior period relating to the gain on the sale of FHLB stock, the recognition of interest on non-accrual loans brought current and the adjustment of tax reserves for bad debts.

Liquidity and Capital Resources


         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1999, the Association's liquidity was 19.3% or $3.4 million in excess of the minimum OTS requirement.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0%, respectively. At June 30, 1999, the Association's tangible and core capital both amounted to $2.8 million or 10.14% of adjusted total assets of $27.2 million, and the Association's risk-based capital amounted to $2.9 million or 21.81% of adjusted risk-weighted assets of $13.4 million.



         As of June 30, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                    (Dollars In Thousands)

                                            TANGIBLE       CORE        RISK-BASED
                                             CAPITAL       CAPITAL       CAPITAL
                                             -------       -------       -------
GAAP Capital .........................       $2,745        $2,759        $2,759

Additional Capital Items:
    General Valuation Allowances .....         --            --             169
                                             ------        ------        ------
Regulatory Capital Computed ..........        2,745         2,759         2,928

Minimum Capital Requirement ..........          408         1,088         1,074
                                             ------        ------        ------
Regulatory Capital Excess ............       $2,337        $1,671        $1,854
                                             ======        ======        ======
Regulatory Capital as a
     Percentage ......................        10.14%        10.14%        21.81%

Minimum Capital Required
     as a Percentage .................         1.50%         4.00%         8.00%
                                             ------        ------        ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................         8.64%         6.14%        13.81%
                                             ======        ======        ======


         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.


The Year 2000

         In accordance with the federal regulatory pronouncements, the Association's Year 2000 plan addressed issues involving awareness, assessment, renovation, validation, implementation and contingency planning. These phases are discussed below.

         Awareness and Assessment. The Association's Vice President was appointed Year 2000 Compliance Officer, responsible for the coordination of the Association's efforts to becoming Year 2000 compliant. In addition, a Year 2000 Committee was created consisting of the President, Vice President and an outside board member, to help address Year 2000 issues.

         Management has conducted an assessment of the Association's hardware, software and other computer-controlled systems. In addition, management has identified and developed an inventory of the Association's technological components and vendors.

         Renovation Phase. The Association's data processing and items processing are handled by two independent third party data centers, and both centers have indicated that they have completed their renovation process. The main software program used by the Association has been certified by its vendor to be Year 2000 compliant. The Association's computer hardware was reported Year 2000 compliant by its provider; however, after having the hardware reviewed by an outside consultant, management decided to replace the hardware due to its age and quality to ensure Year 2000 compliance.

         Validation or Testing Phase. During 1998, the Association tested its loan set up, loan servicing, saving deposits, saving withdrawals, checking deposits, checking withdrawals, opening accounts, closing accounts, general ledger activities and other transactions for Year 2000 compliance. Different critical dates were tested in this Year 2000 environment and all went well.

         During 1998, the Association received a cost estimate to switch to a different data processor in the event its current processor was unable to become year 2000 compliant in a timely manner. Based on the results of testing, management does not believe that a switch to a new processor will be necessary.

         Implementation Phase. Both the Association's third party data processor and item processor have upgraded their systems to become Year 2000 compliant. At this time, the Association is operating online with these updated systems.

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

         Based on a review of internal bookkeeping practices and the reports by the Association's third party data processor and software vendor that they are Year 2000 compliant, management does not expect to incur significant additional bookkeeping, data processing or other expenses in connection with issues related to the Year 2000. A budget of $25,000 was set for costs associated with the Year 2000 (of which $5,000 has been incurred as of June 30, 1999). In July of 1999, $18,000 was spent for the purchase of new computer hardware.

         Status of Borrowers and Other Customers. The Association's customer base consists primarily of individuals who use the Association's services for personal, household or consumer uses. Management believes these customers are not likely to individually pose material Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of these customers encounter unresolved Year 2000 issues. Most of the Association's loans are residential or consumer in nature. The Association had nine commercial loans at June 30, 1999. Management determined that the risk of Year 2000 issues regarding these borrowers adversely impacting the Association was not material.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended June 30, 1999

PART II - OTHER INORMATION

Item 1 - Legal Proceedings:
                There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:
                There are no matters required to be reported under sections (a) through (c) of this item.

                On September 30, 1998, the Company sold 210,870 shares of its common stock at $10.00 per share in connection with the conversion of the Association from the mutual to stock form, resulting in gross proceeds of $2,108,700. Net proceeds amounted to $1,746,920, of which 50% was used by the Company to purchase all of the Association's common stock issued in the conversion. Of the proceeds retained by the Company, $168,690 was used to make a loan to the Company's Employee Stock Ownership Plan ("ESOP") in order to fund the purchase of 16,869 shares by the ESOP in the conversion. The remaining net proceeds retained by the Company are being used as the Company's working capital and have been invested in investment securities and other interest-earning assets.

Item 3 - Defaults Upon Senior Securities:
                There are no matters required to be reported under this item.

Item 4 -Submission of Matters to a Vote of Security Holders:
                On April 28, 1999, in conjunction with the Company's annual meeting of stockholders, there were two matters submitted for a vote of security holders. (1) The election of directors G. Lloyd Bouchereau, Jr. and Bobby E. Stanley for a term of three year expiring in 2002. Other directors whose term of office continued after the meeting are; John L. Delahaye, Garry K. Pruitt, Edward
                J. Steinmetz and Danny M. Strickland. (2) To ratify the appointment of L.A. Champagne & Co., L.L.P. as the Company's independent auditors for the year ending December 31, 1999. On matter (1) described above votes were cast as follows for both directors; for = 174,610, against = 0, abstain = 50, not voted = 36,210. On matter (2) described above votes were cast as follows; for = 174,660, against = 0, abstain = 0, not voted = 36,210.

Item 5 - Other Information:
                There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) The following exhibit is filed herewith:
                           EXHIBIT NO.                       DESCRIPTION
                           -----------                       -----------
                              27.1                      Financial Data Schedule

                   (b) Reports on Form 8-K:
                             No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IBL  BANCORP, INC.
                                 Registrant

Date:      August 11, 1999           By:/s/G. Lloyd Bouchereau, Jr.
                                        ---------------------------
                                        G. Lloyd Bouchereau, Jr., President and
                                        Chief Executive Officer

Date:      August 11, 1999           By:/s/Gary K.Pruitt
                                        ----------------
                                        Gary K. Pruitt
                                        Secretary