Form 10QSB
period 1999-09-30
IBL BANCORP
filed 1999-11-12
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of November 5, 1999: 210,870

Transitional Small Business Disclosure Format (check one):
YES [  ]   NO [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT                         PAGE
                                                                          ----
September 30, 1999 (Unaudited) and December 31, 1998...................     3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 1999 and 1998........     4

Consolidated Statements Of Changes in Shareholders' Equity (Unaudited)
For The Nine Months Ended September 30, 1999 and 1998..................     6

Consolidated Statements Of Cash Flows (Unaudited) For the
Nine Months Ended September 30, 1999 and 1998..........................     7

Notes to Consolidated Financial Statements.............................     8

Item 2     - Management's Discussion and Analysis or Plan
                  of Operations........................................    10

                           PART II - OTHER INFORMATION

Item 1     - Legal Proceedings.........................................    17
Item 2     - Changes in Securities and Use of Proceeds.................    17
Item 3     - Defaults Upon Senior Securities...........................    17
Item 4     - Submission of Matters to a Vote of Security Holders.......    17
Item 5     - Other Information.........................................    17
Item 6     - Exhibits and Reports on Form 8-K..........................    17

Signatures.............................................................    18

                                    IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                            September 30,
                                                                1999         December 31,
                                                             (UNAUDITED)          1998
                                                           ------------     ------------
ASSETS
Cash and amounts due from depository institutions........  $    589,343     $    177,068
Interest-bearing deposits in other institutions..........     2,561,032        1,681,430
                                                           ------------     ------------
  Total cash.............................................     3,150,375        1,858,498
                                                           ------------     ------------
Time deposits............................................     1,301,000          795,000
                                                           ------------     ------------
Mortgage-backed securities held-to-maturity (estimated
 market value $2,108,823 and $2,116,824).................     2,155,995        2,122,507
Mortgage-backed securities available-for-sale (amortized
 cost $3,534,639 and $1,454,057).........................     3,532,154        1,453,613
                                                           ------------     ------------
  Total investment securities............................     5,688,149        3,576,120
                                                           ------------     ------------
Loans receivable.........................................    18,699,984       17,620,600
Less allowance for loan losses...........................       405,329          411,621
                                                           ------------     ------------
  Loans receivable, net..................................    18,294,655       17,208,979
                                                           ------------     ------------
Premises and equipment, net..............................       157,467          154,179
Federal Home Loan Bank stock, at cost....................       177,700          170,800
Accrued interest receivable..............................       108,596           74,242
Other assets.............................................        74,838           40,200
                                                           ------------     ------------
  Total assets...........................................  $ 28,952,780     $ 23,878,018
                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.................................................  $ 23,688,799     $ 19,898,684
Advances from Federal Home Loan Bank.....................     1,645,000          495,000
Advances by borrowers for taxes and insurance............        11,852           12,781
Income taxes payable.....................................             -           39,388
Other liabilities and deferrals..........................        82,167           49,570
                                                           ------------     ------------
  Total liabilities......................................    25,427,818       20,495,423
                                                           ------------     ------------
Commitments and contingencies............................             -                -
                                                           ------------     ------------
Preferred stock $.01 par, 2,000,000 shares authorized....             -                -
Common stock - $.01 par, 5,000,000 shares authorized,
 210,870 shares issued...................................         2,109            2,109
Additional paid-in capital...............................     1,739,885        1,740,254
Unearned ESOP shares.....................................      (151,821)        (165,971)
Retained earnings - substantially restricted.............     1,936,429        1,806,496
Accumulated other comprehensive loss.....................        (1,640)            (293)
                                                           ------------     ------------
  Total stockholders' equity.............................     3,524,962        3,382,595
                                                           ------------     ------------
  Total liabilities and equity...........................  $ 28,952,780     $ 23,878,018
                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

                                       IBL BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                   AND COMPREHENSIVE INCOME
                    Three and nine months ended september 30, 1999 and 1998

                                            ---Three months ended---  ---Nine months ended---
                                              09/30/99    09/30/98      09/30/99    09/30/98
                                            (unaudited) (unaudited)   (unaudited) (unaudited)
                                            -----------------------   -----------------------
INTEREST INCOME
Loans.......................................$  366,768  $  348,942    $1,098,511  $1,082,912
Mortgage-backed securities..................    80,766      52,585       192,107     171,274
FHLB stock and other securities.............     2,430       2,639         7,012      10,911
Deposits....................................    49,873      22,594       123,423      52,228
                                            ----------  ----------    ----------  ----------
  Total interest income.....................   499,837     426,760     1,421,053   1,317,325
                                            ----------  ----------    ----------  ----------
INTEREST EXPENSE
Deposits

 Interest-bearing demand deposit accounts...    24,007      22,026        65,048      70,171
 Passbook savings accounts..................    22,478      29,416        70,415      79,580
 Certificate of deposit accounts............   188,599     182,504       542,555     533,492
                                            ----------  ----------    ----------  ----------
  Total interest on deposits................   235,084     233,946       678,018     683,243
Advances from Federal Home Loan Bank........     9,945           -        21,349      11,284
                                            ----------  ----------    ----------  ----------
  Total interest expense....................   245,029     233,946       699,367     694,527
                                            ----------  ----------    ----------  ----------
  Net interest income.......................   254,808     192,814       721,686     622,798
Provision for losses on loans...............     1,744       3,000         7,604      17,960
                                            ----------  ----------    ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS............................   253,064     189,814       714,082     604,838
                                            ----------  ----------    ----------  ----------
NON-INTEREST INCOME
Service charges on deposit accounts.........    20,516      23,936        59,684      64,871
Other.......................................     4,646       3,389        13,538      10,318
                                            ----------  ----------    ----------  ----------
  Total non-interest income.................    25,162      27,325        73,222      75,189
                                            ----------  ----------    ----------  ----------
NON-INTEREST EXPENSES
Compensation and benefits...................    89,470      89,215       276,269     253,461
Occupancy ..................................     6,576       6,446        19,375      19,198
Furniture and equipment ....................    11,136       6,167        24,850      18,275
Deposit insurance premium...................     3,170       3,092         9,468       9,301
Data processing.............................    21,288      15,721        59,923      55,307
Legal and other professional................    14,723       7,200        59,254      21,600
Advertising.................................     4,536       4,052        11,474      12,789
Office supplies and postage.................     9,313       8,907        25,010      24,571
Other general and administrative............    15,712      13,946        59,845      43,149
                                            ----------  ----------    ----------  ----------
  Total non-interest expenses...............   175,924     154,746       545,468     457,651
                                            ----------  ----------    ----------  ----------

Continued. . .

                                            ---Three months ended---  ---Nine months ended---
                                              09/30/99    09/30/98      09/30/99    09/30/98
                                            (unaudited) (unaudited)   (unaudited) (unaudited)
                                            -----------------------   -----------------------
INCOME BEFORE PROVISION FOR INCOME TAXES....$  102,302  $   62,393    $  241,836  $  222,376
PROVISION FOR INCOME TAXES..................    37,797      25,274        88,179      85,843
                                            ----------  ----------    ----------  ----------
NET INCOME..................................$   64,505  $   37,119    $  153,657  $  136,533
                                            ==========  ==========    ==========  ==========

Basic earnings per share....................$     .33   $        -    $     .79   $        -
                                            ==========  ==========    ==========  ==========

COMPREHENSIVE INCOME
Net income..................................$   64,505  $   37,119    $  153,657  $  136,533
                                            ----------  ----------    ----------  ----------
Other comprehensive income
  Unrealized holding gains (losses) on
   securities during the period.............    19,607       9,267        (2,041)      4,995
  Income tax expense (benefit) related to
   unrealized holding gains (losses)........     6,666       3,150          (694)      1,698
                                            ----------  ----------    ----------  ----------
Other comprehensive income (loss), net of
  tax effects...............................    12,941       6,117        (1,347)      3,297
                                            ----------  ----------    ----------  ----------
Comprehensive income........................$   77,446  $   43,236    $  152,310  $  139,830
                                            ==========  ==========    ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                                                    IBL BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Nine months ended september 30, 1999 and 1998

                                                                                      Retained    Accumulated
                                                                                      Earnings -     Other
                                                            Additional    Unearned     Substan-      Compre-
                                                 Common     Paid - In      ESOP         tially      hensive       Total
                                                 Stock       Capital      Shares     Restricted     Income       Equity
                                                --------   ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1997, AS PREVIOUSLY
 REPORTED. . . . . . . . . . . . . . . . .     $       -   $        -   $        -   $1,638,709   $    2,949   $1,641,658
Prior period adjustment. . . . . . . . . .             -            -            -      (19,698)           -      (19,698)
                                                --------   ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1997, AS RESTATED. .             -            -            -    1,619,011        2,949    1,621,960
                                                --------   ----------   ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME (UNAUDITED)
Net income . . . . . . . . . . . . . . . .             -            -            -      136,533            -      136,533
Other comprehensive income, net of tax
  Unrealized losses on securities. . . . .             -            -            -            -        3,297        3,297
                                                --------   ----------   ----------   ----------   ----------   ----------
  Comprehensive income . . . . . . . . . .             -            -            -      136,533        3,297      139,830
                                                --------   ---------    ----------   ----------   ----------   ----------
Proceeds from issuance of common stock . .         2,109    1,744,811            -            -            -    1,746,920
Acquisition of unearned ESOP shares. . . .             -            -     (168,690)           -            -     (168,690)
                                                --------    ---------    ---------    ---------   ----------   ----------
BALANCE, SEPTEMBER 30, 1998 (UNAUDITED). .     $   2,109   $1,744,811   $ (168,690)  $1,755,544   $    6,246   $3,340,020
                                               =========   ==========   ==========   ==========   ==========   ==========

BALANCE, DECEMBER 31, 1998                     $   2,109   $1,740,254   $ (165,971)  $1,806,496   $     (293)  $3,382,595
                                               ---------   ----------   ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME (UNAUDITED)
Net income . . . . . . . . . . . . . . . .             -            -            -      153,657            -      153,657
Other comprehensive income, net of tax
  Unrealized losses on securities. . . . .             -            -            -            -       (1,347)      (1,347)
                                                --------    ---------    ---------   ----------   ----------   -----------
  Comprehensive income . . . . . . . . . .             -            -            -      153,657       (1,347)     152,310
                                                --------    ---------    ---------   ----------   ----------   -----------
ESOP shares released for allocation. . . .             -         (369)      14,150            -            -       13,781
Dividends. . . . . . . . . . . . . . . . .             -            -            -      (23,724)           -      (23,724)
                                                --------    ---------    ---------    ---------   ----------   -----------
BALANCE, SEPTEMBER 30, 1999 (UNAUDITED). .     $   2,109   $1,739,885   $ (151,821)  $1,936,429   $   (1,640)  $3,524,962
                                               ==========  ==========   ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                   IBL BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine months ended september 30, 1999 and 1998

                                                              1999           1998
                                                           (Unaudited)    (Unaudited)
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  153,657     $  136,533
                                                           ----------     ----------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation...........................................      19,512         15,944
  Provision for loan losses..............................       7,604         18,000
  ESOP contribution......................................      13,781              -
  Provision for deferred federal income tax credit.......      (2,666)       (26,107)
  Amortization of net premium on investment and mortgage-
   backed securities.....................................      14,073         22,567
  Net discount charged on installment loans..............      13,023         35,379
  Net loan fees deferred (recognized)....................       1,911         (1,539)
  Stock dividends from Federal Home Loan Bank............      (6,900)       (10,300)
  Net decrease (increase) in interest receivable.........     (34,354)         1,347
  Net increase in other assets...........................     (16,263)       (18,444)
  Net increase (decrease) in interest payable............      (9,486)          (453)
  Net decrease in income taxes payable..................      (54,403)        (9,676)
  Net increase in other liabilities......................      32,597         85,791
                                                           ----------     ----------
    Total adjustments....................................     (21,571)       112,509
                                                           ----------     ----------
Net cash provided by operating activities................     132,086        249,042
                                                           ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable.........................  (1,118,714)      (244,564)
Purchases of securities available-for-sale...............  (2,440,995)      (119,776)
Principal payments received on mortgage-backed securities
 available-for-sale......................................     353,790        442,431
Purchases of securities held-to-maturity.................    (450,495)             -
Proceeds from sale of foreclosed assets..................      10,500              -
Principal payments received on mortgage-backed securities
 to be held-to-maturity..................................     409,557        487,421
Maturity of U.S. government obligation...................           -         15,152
Purchases of office property and equipment...............     (22,800)       (13,243)
Certificates of deposits acquired........................    (606,000)             -
Maturity of certificates of deposit......................     100,000              -
Proceeds from sale of Federal Home Loan Bank stock.......           -        205,000
                                                           ----------     ----------
Net cash provided by (used in) investing activities......  (3,765,157)       772,421
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts.........................   3,799,601        193,671
Net decrease in advances by borrowers for taxes
 and insurance...........................................        (929)        (3,545)
Cash dividends...........................................     (23,724)             -
Advances from Federal Home Loan Bank.....................   1,150,000              -
Repayment of advances from Federal Home Loan Bank........           -       (610,000)
Net proceeds from sale of common stock...................           -      1,746,920
Unearned ESOP shares acquired............................           -       (168,690)
                                                           ----------     ----------
Net cash provided by financing activities................   4,924,948      1,158,356
                                                           ----------     ----------
NET INCREASE IN CASH.....................................   1,291,877      2,179,819
Cash - beginning of period...............................   1,858,498      1,110,208
                                                           ----------     ----------
Cash - end of period.....................................  $3,150,375     $3,290,027
                                                           ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999

A:       BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the period ended September 30, 1999 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 210,870 shares of common stock, including 16,869 shares acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

B:       EMPLOYEE STOCK OWNERSHIP PLAN

         The  Company  sponsors  a  leveraged   employee  stock  ownership  plan
(ESOP)that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $13,781 for the nine months ended September 30, 1999.

C:       EARNINGS PER SHARE

The computation of basic earnings per share includes reported net income in the numerator and the weighted average number of shares outstanding of 194,853 for the nine months ended September 30, 1999 and 195,272 for the three months then ended in the denominator. Because there were no potentially dilutive outstanding common shares at September 30, 1999, there is no difference in the computation of basic and fully-diluted earning per share.

Earnings per share for periods ending on or before September 30, 1998 are not considered meaningful as the Conversion was not completed until September 30, 1998.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at September 30, 1999 to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 with the same periods in 1998. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in financial condition

         The Company's total assets increased $5,075,000 or 21.3% from $23.9 million at December 31, 1998 to $29.0 million at September 30, 1999. This increase was primarily due to increases of $1,086,000 in net loan receivables, $506,000 in time deposits, $2,112,000 in investment securities and $1,292,000 in cash and cash equivalents. The increase in cash and cash equivalents was due primarily to the Association beginning to participate in deposits from various local government entities and a single large deposit of $1,250,000. These new deposits received from other entities were then invested in interest-earning assets at other institutions at a positive spread.

          Interest-bearing deposits in other institutions increased by $880,000 or 52.3% from $1,681,000 at December 31, 1998 to $2,561,000 at September 30,
1999. This increase was primarily due to the increased deposits the Association received.

         Time deposits increased by $506,000 or 63.6% from $795,000 at December 31, 1998 to $1,301,000 at September 30, 1999. This increase was primarily due to the purchase of short-term certificates of deposit funded by increases in the Association's deposit growth and proceeds remaining from the stock conversion.

         Management   anticipates   using  this  increased   liquidity  to  fund
additional loan growth and has staggered the maturities of time deposits to provide for additional liquidity needs.

         The mortgage-backed securities portfolio increased by $2,112,000 or 59.1% from $3,576,000 at December 31, 1998 to $5,688,000 at September 30, 1999,
due to purchases of $2,668,000 in the first nine months of 1999.

         The demand for mortgage loans in the Association's market area increased during the past nine months. The net loan portfolio increased $1,086,000 or 6.3% from $17,209,000 at December 31, 1998 to $18,295,000 at
September 30, 1999. This increase consisted mainly of single-family residential mortgage loans.

         Deposits increased by $3,790,000 or 19.0% from $19,899,000 at December 31,1998 to $23,689,000 at September 30, 1999. This increase is primarily due to the Association beginning to participate in deposits from various local government entities and a single large deposit of $1,250,000.

          Advances from Federal Home Loan Bank increased by $1,150,000 or 232.3% from $495,000 at December 31, 1998 to $1,645,000 at September 30, 1999. This
increase in advances was used to purchase mortgage-backed securities, some of which are pledged as collateral against governmental deposits in excess of $100,000.

          Total stockholders' equity increased by $142,000 during the past nine months. Net income of $154,000 and a $14,000 decrease in unearned ESOP shares increased stockholders' equity during the period. These factors were offset by the payment of three quarterly dividends totaling $24,000, an increase of $1,500 in unrealized losses on available-for-sale investment securities and a $500 decrease in additional paid-in capital during this period. Stockholders' equity at September 30, 1999 totaled $3,525,000 or 12.2% of total assets compared to stockholders' equity of $3,383,000 or 14.2% of total assets at December 31, 1998.

         The Association's total classified assets for regulatory purposes at September 30, 1999 (excluding loss assets specifically reserved for) amounted to $428,000, all of which was classified as substandard. The largest classified asset at September 30, 1999 consisted of a $72,000 adjustable-rate residential loan. The remaining $356,000 of substandard assets at September 30, 1999 consisted of 11 residential mortgage loans totaling $325,000 and 5 consumer loans totaling $31,000.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the nine months ended September 30, 1999 and 1998, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         Net income increased by $27,000 or 73.8% in the quarter ended September 30, 1999 and increased by $17,000 or 12.5% in the nine months ended September 30, 1999 compared to the respective 1998 periods. The increase in the September 30, 1999 quarter was due to an increase in total interest income of $73,000 and a decrease in provision for losses on loans of $1,000. These factors were primarily offset by an increase in non-interest expense of $21,000, an increase in provision for income tax of $13,000, an increase of total interest expense of $11,000, and a decrease in non-interest income of $2,000. The increased net income for the nine-month period ending September 30, 1999 was due to an increase in total interest income of $104,000 and a decrease in provision for losses on loans of $10,000. These factors were primarily offset by an increase in total non-interest expense of $88,000, an increase in total interest expense of $5,000, an increase in provision for income tax of $2,000, and a decrease in non-interest income of $2,000.

          The $62,000 increase in net interest income in the third quarter of 1999 was primarily due to increases in interest-earning assets funded by increased deposits and advances from Federal Home Loan Bank. This increase in net interest income can also be attributed to an increase in the average interest rate spread from 2.93% in the quarter ended September 30, 1998 to 3.15% in the third quarter of 1999. The average rate on interest-bearing liabilities decreased from 4.41% in the third quarter of 1998 to 3.88% in the third quarter of 1999, while the average yield on interest-earning assets decreased from 7.34% to 7.03% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. This decrease in asset yield can also be attributed to higher balances of time deposits and interest-earning deposits in other institutions, which traditionally have a rate of return lower than loans.

         The $99,000 increase in net interest income in the first nine months of 1999 compared to the first nine months of 1998 was also primarily due to increases in interest-earning assets funded by increased deposits, advances from Federal Home Loan Bank and net proceeds remaining from the stock conversion. The higher average balances were partially offset by a decrease in the average interest rate spread from 3.14% in the nine-month period ended September 30, 1998 to 3.09% in the nine-month period ended September 30, 1999. The average rate on interest-bearing liabilities decreased from 4.41% in the first nine months of 1998 to 3.97% in the first nine months of 1999, while the average yield on interest-earning assets decreased from 7.55% to 7.06% over the same period. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

         Total interest income increased by $73,000 or 17.1% in the quarter ended September 30,

1999 and increased $104,000 or 7.9% for the nine months ended September 30, 1999 over the comparable 1998 periods due to higher balances, offset by lower yields.

          Total interest expense increased by $11,000 or 4.7% for the quarter ended September 30, 1999 and increased $5,000 or .7% for the nine months ended September 30, 1999 compared to the respective 1998 periods. The increase in the 1999 quarter was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $10,000 and an increase in total interest paid on deposit accounts of $1,000. The increase in the nine-month period was primarily due to a $10,000 increase in interest paid on Federal Home Loan Bank advances, offset by a $5,000 decrease in total interest on deposits resulting from a decline in the average rate paid on deposits. The average rate paid on deposits decreased from 4.38% in the first nine months of 1998 to 3.97% in the first nine months of 1999.

          The provision for loan losses decreased by $1,000 for the quarter and decreased $10,000 for the nine months ended September 30, 1999 from the comparable 1998 periods. At September 30, 1999, the Association's total non-accruing loans amounted to $193,000. The allowance for loan losses amounted to $405,000 at September 30, 1999, representing 2.2% of the total loans held in portfolio and 209.8% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of no charge-offs in the quarter ended September 30, 1999 and the current asset quality of the loan portfolio.

          Non-interest income decreased by $2,000 or 7.9% in the quarter ended September 30, 1999 and decreased $2,000 or 2.6% in the nine months ended September 30, 1999 from the comparable 1998 periods. The decrease in the quarter was primarily due to a decrease in service charges on deposit accounts of $3,000 offset mainly by an increase in commission on credit insurance of $1,000. The decrease in the nine months ended September 30, 1999 was primarily due to a decrease in service charges on deposit accounts of $5,000 offset mainly by an increase in commissions on credit insurance of $3,000.

          Non-interest expenses increased by $21,000 or 13.7% in the quarter ended September 30, 1999 and increased by $88,000 or 19.2% in the nine months ended September 30, 1999 over the comparable 1998 periods. The increase in the quarter was primarily due to increases of $8,000 in legal and other professional, $6,000 in data processing, $5,000 in furniture and equipment and $2,000 in general and administrative expenses. The increase in the nine-month period was primarily due to increases of $38,000 in legal and other professional, $23,000 in compensation and benefits, $17,000 in general and administrative, $6,000 in furniture and equipment and $5,000 in data processing expenses. These increases in non-interest expenses were partially offset by a $1,000 decrease in advertising.

         The increase of $38,000 in legal and other professional expense for the nine months ended September 30, 1999 was primarily caused by increased legal and accounting fees associated with the preparation of our first year's reports as a public entity. Of this increase, $13,000 was costs associated with accounting work preformed in 1999 for our 1998 annual audit.

         The increase of $23,000 in compensation and benefits for the nine months ended September 30, 1999 was primarily due to increases of $11,000 in other employee benefits, $8,000 in compensation of officers and employees, $9,000 in ESOP contribution, $1,000 in payroll taxes and $4,000 in contributions to employee retirement plan expenses. These increases were partially offset by a decrease of $10,000 in compensation of directors. The $11,000 increase in other employee benefits in the nine-month period ending September 30, 1999 is partially inflated due to the receipt of a $5,000 rebate of premiums from our employee health insurance carrier during the same period in 1998.

         The increase in provision for income taxes is due primarily to the increases in pre-tax earnings in both the quarter and the nine moths ended September 30, 1999.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1999, the Association's liquidity was 18.1% or $3.2 million in excess of the minimum OTS requirement.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0%, respectively. At September 30, 1999, the Association's tangible and core capital both amounted to $2.8 million or 9.9% of adjusted total assets of $28.3 million, and the Association's risk-based capital amounted to $3.0 million or 21.3% of adjusted risk-weighted assets of $14.1 million.

         As of September 30, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                   (Dollars In Thousands)
                                           TANGIBLE         CORE      RISK-BASED
                                            CAPITAL       CAPITAL       CAPITAL
                                             ------        ------        ------
GAAP Capital .........................       $2,815        $2,816        $2,816

Additional Capital Items:
    General Valuation Allowances .....         --            --             177
                                             ------        ------        ------
Regulatory Capital Computed ..........        2,815         2,816         2,993

Minimum Capital Requirement ..........          425         1,134         1,125
                                             ------        ------        ------
Regulatory Capital Excess ............       $2,390        $1,682        $1,868
                                             ======        ======        ======
Regulatory Capital as a
     Percentage ......................         9.93%         9.93%        21.28%

Minimum Capital Required
     as a Percentage .................         1.50%         4.00%         8.00%
                                             ------        ------        ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................         8.43%         5.93%        13.28%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

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

         Based on a review of internal bookkeeping practices and the reports by the Association's third party data processor and software vendor that they are Year 2000 compliant, management does not expect to incur significant additional bookkeeping, data processing or other expenses in connection with issues related to the Year 2000. A budget of $25,000 was set for costs associated with the Year 2000 (all of which has been incurred as of September 30, 1999). $20,000 was spent for the purchase of new computer hardware and the other $5,000 was spent on testing with our third party data processor.

         Status of Borrowers and Other Customers. The Association's customer base consists primarily of individuals who use the Association's services for personal, household or consumer uses. Management believes these customers are not likely to individually pose material Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of these customers encounter unresolved Year 2000 issues. Most of the Association's loans are residential or consumer in nature. The Association had eleven commercial loans at September 30, 1999. Management determined that the risk of Year 2000 issues regarding these borrowers adversely impacting the Association was not material.

                                IBL Bancorp, Inc.

Form 10-QSB

Quarter Ended September 30, 1999

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

Item 4 - Submission of Matters to a Vote of Security Holders:
                   There are no matters required to be reported under this section.

Item 5 - Other Information:
                   There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) The following exhibit is filed herewith:

                           EXHIBIT NO.                  DESCRIPTION
                           -----------                  -----------
                              27.1                Financial Data Schedule

                   (b) Reports on Form 8-K:

                             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IBL  BANCORP, INC.
                                                 Registrant

DATE:      November 5, 1999                      BY:/s/G. Lloyd Bouchereau, Jr.
                                                    ---------------------------
                                                       G. Lloyd Bouchereau, Jr.
                                                       President and
                                                       Chief Executive Officer

DATE:      November 5, 1999                      BY:/s/Gary K. Pruitt
                                                    -----------------
                                                       Gary K. Pruitt
                                                       Secretary