Form 10-K
period 1999-12-31
IBL BANCORP
filed 2000-03-24
CIK 1064160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the fiscal year ended December 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         Issuer's  revenues  for  the  fiscal  year  ended  December  31,  1999:
         $1,983,618

         As of March 17, 2000, the aggregate market value of the 136,411 shares of Common Stock of the Issuer held by non-affiliates, which excludes 74,459 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $1.36 million. This figure is based on the average of the bid and asked prices of $10.00 per share of the Issuer's Common Stock on March 17, 2000.

         Number of shares of Common Stock outstanding on March 17, 2000: 210,870

         Transitional Small Business  Disclosure Format (check one) :
                   Yes [ ]   No   [X]

      DOCUMENTS INCORPORATED BY REFERENCE:

                    (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 and Part III, Item 13 of this Form l0-KSB.

                    (2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders filed on March 24, 2000 are incorporated into Part III, Items 9 through 12 of this Form l0-KSB.

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

                    The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1915. The Association conducts business from its office in Plaquemine, Louisiana. At December 31, 1999, the Company had $28.8 million of total assets, $25.3 million of total liabilities, including $22.9 million of deposits, and $3.5 million of total stockholders' equity (representing 12.2% of total assets).

                    The Association is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family residences (one-to-four units) located mainly in the parishes of Iberville and West Baton Rouge. To a lesser extent, the Association also originates consumer loans, construction loans and commercial real estate loans. At December 31, 1999, the Company's net loans receivable totaled $18.1 million or 63.1% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $12.4 million or 64.1% of the Company's total loan portfolio at December 31, 1999. In addition, the Association invests in mortgaged-backed securities and certificates of deposit. The Company had $6.1 million of mortgage-backed securities at December 31, 1999, representing 21.2% of total assets. Of the $6.1 million of mortgage-backed securities, $320,000 matures within five years of December 31, 1999. Also at December 31, 1999, the Company had $1.1 million or 3.8% of total assets in certificates of deposits with other financial institutions, all of which will mature within the next four years.

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

                    Capital Position. As of December 31, 1999, the Association had total stockholder's equity of $2.9 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.2%, 10.2% and 22.2%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

                    Profitability. The Company has been profitable in each of the last three years. At December 31, 1999 net income was $184,000 compared to $195,000 and $164,000 in 1998 and 1997, respectively.

                    Asset Quality. The Company's total non-performing assets were 0.4% of total assets at December 31, 1999 compared to 1.0% and 1.5% of total assets at December 31, 1998 and 1997, respectively. Non-accruing single-family residential loans and consumer loans represented 100% of the total non-performing assets at December 31, 1999, 1998 and 1997. At December 31, 1999, the Company's allowance for loan losses amounted to $406,000 or 2.2% of the total loan portfolio.

                    Interest Rate Risk. The primary elements of the Company's strategy to manage its interest rate risk include (i) emphasizing the origination of adjustable-rate mortgages ("ARMs"), (ii) purchasing adjustable-rate mortgage-backed securities, (iii) since mid-1996, originating fixed-rate single-family residential loans to meet customer demand, and (iv) maintaining lower-costing passbook and negotiable order of withdrawal ("NOW") accounts. Based upon certain repricing assumptions, the Company's interest-earning assets repricing or maturing within one year exceeded its interest-bearing liabilities with similar characteristics by $1.1 million or 3.7% of total assets at December 31, 1999.

                    Community Orientation. The Company is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1999, most of the Company's loans were to residents of its primary market area of Iberville and West Baton Rouge parishes. The Company intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

                    The Association is subject to examination and comprehensive regulation by the Louisiana Office of Financial Institutions ("OFI"), which is the Association's chartering authority, and by the Office of Thrift Supervision ("OTS"), which is the Association's primary federal regulator. The Association is also regulated by the Federal Deposit
      Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"), which insures deposits in the Association to the maximum extent provided by law. The Association is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

                    The executive office for the Company and the Association is located at 23910 Railroad Ave., Plaquemine, LA 70764, and its telephone number is (225) 687-6337.

                    Market Area

                    The Company's primary market area consists of Iberville and West Baton Rouge parishes in Louisiana. These parishes maintain a large commuter population with residents commuting to jobs in Baton Rouge. The population of Iberville Parish was approximately the same in 1999 as in 1990, while the population of West Baton Rouge Parish increased by approximately 5.3% during this period. The unemployment rate for Iberville and West Baton Rouge Parishes was 10.7% and 5.0%, respectively, in 1996, compared to 6.6% for Louisiana and 5.3% for the United States. In addition, the per capita income for Iberville and West Baton Rouge Parishes in 1994 was $16,000 and $17,300, respectively, compared to $18,100 for Louisiana and $22,000 for the United States.

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

                    Lending Activities

                    Loan Portfolio Composition. At December 31, 1999, the Company's net loan portfolio totaled $18.1 million, representing approximately 63.1% of the Company's $28.8 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 1999 were loans originated by the Association. The principal lending activity of the Association is the origination of single-family residential loans, consumer loans, construction loans and to a lesser extent commercial real estate loans and land loans. At December 31, 1999, single-family residential and consumer loans amounted to 64.1% and 23.0%, respectively, of the Company's total loan portfolio, while construction loans and commercial real estate loans represented 4.0% and 6.8%, respectively, of the total loan portfolio, in each case before net items.

                    Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                    December 31,
                                              -------------------------------------------------------------------------------------
                                                        1999                            1998                           1997
                                              ---------------------           ----------------------          ---------------------
                                               Amount        Percent          Amount         Percent          Amount        Percent
                                               ------        -------          ------         -------          ------        -------
                                                                                (Dollars in Thousands)
Real estate loans
     Single-family residential                  $12,387         64.10%         $ 12,488         67.47%         $ 11,531       67.13%
     Construction                                   776          4.02%              692          3.74%              420        2.44%
     Commercial real estate                       1,309          6.78%              896          4.84%              943        5.49%
     Land                                           401          2.08%              238          1.29%              271        1.58%
                                                -------         -----          --------         -----          --------       -----
         Total real estate loans                 14,873         76.98%           14,314         77.34%           13,165       76.64%


Consumer loans
     Home equity and improvement                    956          4.95%            1,005          5.43%            1,172        6.82%
     Loans secured by savings accounts              555          2.87%              617          3.33%              786        4.58%
     Automobile                                   1,466          7.59%            1,251          6.76%            1,066        6.21%
     Unsecured                                    1,339          6.93%            1,228          6.63%              924        5.38%
     Other                                          131          0.68%               94          0.51%               65        0.38%
                                                 -------         -----          --------         -----          --------       -----

         Total consumer loans                     4,447         23.02%            4,195         22.66%            4,013       23.36%
                                                -------         -----          --------         -----          --------       -----

         Total loans                             19,320        100.00%           18,509        100.00%           17,178      100.00%
                                                               ======                          ======                        ======

Less:
     Unearned discount                              244                             229                             189
     Loans in process                               517                             650                             260
     Deferred fees                                   10                               9                               7
     Allowance for loan losses                      406                             412                             404
                                                -------                        --------                        --------
         Total loans receivable, net            $18,143                        $ 17,209                        $ 16,318
                                                =======                        ========                        ========

                    Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 1999 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1999 is shown in the appropriate year of the loan's final maturity.

                                                Single-                     Commercial
                                                family                         real
                                             residential     Construction     estate        Land       Consumer        Total
                                             -----------     ------------     ------        ----       --------        -----
                                                  (Dollars in Thousands)
Amounts due after December 31, 1999 in:
  One year or less                              $    21           $ 776        $   163      $    -       $ 1,433       $ 2,393
  After one through two years                       119               -            345          11           318           793
  After two through three years                     111               -             58           7           521           697
  After three through five years                    212               -              -          42         1,450         1,704
  After five through ten years                    2,371               -              -         267           524         3,162
  After ten through fifteen years                 2,838               -            374          74           201         3,487
  After fifteen years                             6,715               -            369           -             -         7,084
                                               -------           -----        -------       -----       -------      --------
     Total loans (1)                            $12,387           $ 776        $ 1,309       $ 401       $ 4,447      $ 19,320
                                                =======           =====        =======       =====       =======      ========

(1) Gross of unearned discount, loans in process, deferred loan origination fees and the allowance for loan losses.

                    The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1999 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                  Due After One Year From
                                                                      December 31, 1999
                                                                      -----------------
                                                                         Floating or
                                                              Fixed       Adjustable
                                                              Rates         Rates          Total
                                                              -----         -----          -----
                                                                    (Dollars in Thousands)
Single-family residential loans                               $2,462        $ 9,904       $12,366
Commercial real estate loans                                       -          1,146         1,146
Land loans                                                       253            148           401
Consumer loans                                                 2,614            400         3,014
                                                              ------        -------       -------

  Total loans                                                 $5,329        $11,598       $16,927
                                                              ======        =======       =======

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

                    The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

                                                                               December 31,
                                                                               ------------
                                                                   1999            1998            1997
                                                                 -------         -------         -------
                                                                          (Dollars in Thousands)
Loan originations
     Single-family residential
       Loans for portfolio                                       $ 2,696         $ 2,484         $ 1,638
     Construction                                                    776             692             620
     Commercial real estate                                           52             507             225
     Land                                                            269              93             110
     Consumer                                                      2,421           1,989           1,545
                                                                 -------         -------         -------
         Total loans originated                                    6,214           5,765           4,138
                                                                 -------         -------         -------

Reductions
     Loan principal reductions                                    (6,381)         (4,421)         (2,851)
                                                                 -------         -------         -------

Increase (decrease) due to other items - net (1)                   1,101            (453)           (163)
                                                                 -------         -------         -------

Net increase in loan portfolio                                   $    934        $    891        $  1,124
                                                                 ========        ========        ========


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

                    Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Iberville and West Baton Rouge Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1999, the Association was well within each of the above lending limits.

                    A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of
      (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 1999, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities amounted to $396,000, $385,000, $310,000, $247,000, and $243,000, respectively, at such date. All of the Association's five largest loans or groups of loans were performing in accordance of their terms at December 31, 1999. The $396,000 borrowing relationship consists of a commercial real estate loan in the amount of $345,000, a single-family residential loan in the amount of $18,500 and three consumer loans with total balances of $32,500.

                    Loans on Existing Residential Properties. The primary real estate lending activity of the Association is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1999, $12.4 million or 64.1% of the Company's total loan portfolio, before net items, consisted of single-family residential loans.

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

                    Various  legislative  and regulatory  changes have given the
      Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1999, single-family residential ARMs represented $9.9 million or 51.3% of the total loan portfolio, before net items.

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

                    The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1999, the Company's non-accruing residential loans were $65,000. See "-Asset Quality."

                    The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, consumer preference for fixed-rate loans has increased. In mid-1996, the Association began offering 15 year, fixed-rate residential loans for retention in its portfolio, which loans totaled $2.5 million at December 31, 1999.

                    Construction Loans. At December 31, 1999, $776,000 or 4.0% of the Association's total loan portfolio, before net items, consisted of seven loans for the construction of single-family residences. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. The seven single-family construction loans were for $211,000, $150,000, $120,000, $120,000, $100,000, $50,000 and
      $25,000 at December 31, 1999, including amounts not yet disbursed. The construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase. The adjustable-interest rate is not determined until the end of the construction phase, and the Association does not charge an additional loan origination fee when the construction loan is converted to a permanent loan.

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

                    Commercial Real Estate Loans. The Association's commercial real estate loan portfolio primarily consists of loans secured by retail establishments and two trailer parks located within the Association's primary market area. Commercial real estate loans amounted to $1.3 million or 6.8% of the total loan portfolio at December 31, 1999. The largest commercial real estate loan at December 31, 1999 was a loan secured by several commercial properties, a rental house and a personal residence and amounted to $345,000 at such date. The average balance of commercial real estate loans at December 31, 1999 was approximately $131,000.

                    Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. The Association uses the same index for commercial loans as it uses for single-family residential loans, except that the margin for commercial loans is generally 1.25% above the index. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. A total of $507,000 of commercial real estate loans were originated in 1998, and $52,000 were originated in 1999.

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

                    Land Loans. As of December 31, 1999, the Association's land loans are secured by vacant lots. These loans are generally for a maximum of seven years and are fully amortizing. At December 31, 1999, the Association's land loans amounted to $401,000 or 2.1% of the total loan portfolio. Of such amount, $253,000 of the land loans had fixed rates while $148,000 had adjustable interest rates. In 1998, the Association agreed to participate in a $5.5 million loan with seven other financial institutions to finance the development of 400 acres of land in the Association's market area. The Association has a $385,000 or 7% interest in the loan, and the funds will be disbursed as the development progresses. As of December 31, 1999, $330,000 had been disbursed by the Association on this project. The land is being developed into an 18-hole golf course and into vacant lots for single-family residences. As of the filing of this report, 44 lots had been sold, four houses were complete and six other homes were in various stages of construction. The loan bears an interest rate of 1% below a specified prime rate, and the loan will be repaid as the lots are sold.

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

                    Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Association is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1999, $4.4 million or 23.0% of the total loan portfolio consisted of consumer loans.

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

                    Home equity and improvement loans are originated by the Association for generally up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Association secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. The loans have a maximum term of 15 years. At December 31, 1999, home equity and improvement loans totaled $1.0 million or 5.0% of the total loan portfolio.

                    The Association offers loans secured by deposit accounts in the Association, which loans amounted to $555,000 or 2.9% of the total loan portfolio at December 31, 1999. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%, subject to a minimum interest rate of 7% on the loan.

                    The Association offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. The automobile loans have fixed rates of interest and terms of up to five years for new vehicles and four years for used vehicles. Automobile loans amounted to $1.5 million or 7.6% of the total loan portfolio at December 31, 1999.

                    The unsecured loans originated by the Association are generally for a maximum of $5,000 and a maximum term of 36 months, although the Association's policy permits up to $10,000 unsecured loans for a term of up to 48 months. These loans bear a fixed rate of interest and generally require monthly payments of principal and interest. The amount of unsecured loans at December 31, 1999 was $1.3 million or 6.9% of the total loan portfolio.

                    Other consumer loans primarily consist of mobile home loans and overdrafts and amounted to $131,000 or 0.7% of the total loan portfolio at December 31, 1999.

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

                    In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and cost associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1999, the Association had $10,000 of loan fees which had been deferred and are being recognized as income over the contractual life of the related loans.

                    Asset Quality

                    Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 1999, the Company had no commercial real estate loans, construction loans or land loans which were delinquent 30 or more days.

                                                                               December 31, 1999
                                                                               -----------------
                                                    Single-family
                                                     Residential                    Consumer                          Total
                                                 ---------------------        ----------------------          ---------------------
                                                 Amount        Percent        Amount         Percent          Amount        Percent
                                                 ------        -------        ------         -------          ------        -------
                                                                              (Dollars in Thousands)
Loans Delinquent for:
---------------------
     30-59 days                                   $ 491          2.54%          $ 157          0.81%            $ 648        3.35%
     60 - 89 days                                    52          0.27%              -          0.00%               52        0.27%
     90 days and over                                65          0.34%             54          0.28%              119        0.62%
                                                  -----          ----           -----          ----             -----        ----

        Total delinquent loans                    $ 608          3.15%          $ 211          1.09%            $ 819        4.24%
                                                  =====          ====           =====          ====             =====        ====

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

                    If foreclosure is effected, the property is sold at a sheriff's sale. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1999, the Association had no real estate owned.

                    The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated.

                                                                         December 31,
                                                                         ------------
                                                               1999          1998          1997
                                                               -----         -----         -----
                                                                    (Dollars in Thousands)
Nonaccrual loans:
  Single-family residential                                    $  65         $ 147         $ 267
  Construction                                                     -             -             -
  Commercial real estate                                           -             -             -
  Land                                                             -             -             -
  Consumer                                                        54            95            65
                                                               -----         -----         -----

    Total non-accrual loans                                      119           242           332
Real estate owned                                                  -             -             -
                                                               -----         -----         -----
      Total non-performing assets                              $ 119         $ 242         $ 332
                                                               =====         =====         =====
Total non-performing loans as a percent
 of total loans                                                0.62%         1.31%         1.93%
                                                               ====          ====          ====
Total non-performing assets as a percent
 of total assets                                               0.41%         1.01%         1.48%
                                                               ====          ====          ====

                    The $119,000 of non-accruing loans at December 31, 1999 consisted of 2 single-family residential loans, of which the largest was $45,000, and 13 consumer loans.

                    If the $119,000 of non-accruing loans at December 31, 1999 had been current in accordance with their terms during 1999, the gross interest income on such loans would have been $8,109. A total of $5,030 of interest income on these non-accruing loans was actually recorded in 1999.

                    Classified Assets. All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 1999 (excluding loss assets specifically reserved for), amounted to $398,000, all of which was classified as substandard. The largest classified asset at December 31, 1999 consisted of a $71,000 adjustable-rate single-family dwelling. The remaining $327,000 of substandard assets at December 31, 1999 consisted of 10 residential mortgage loans totaling $309,000 and 4 consumer loans totaling $18,000.

                    Allowance for Loan Losses. At December 31, 1999, the Company's allowance for loan losses amounted to $406,000 or 2.2% of the total loan portfolio. The Association's loan portfolio consists primarily of single-family residential loans, consumer loans and, to a lesser extent, commercial real estate loans, construction loans and land loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

                    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                               1999             1998             1997
                                                              -------         --------         --------
                                                                      (Dollars in Thousands)
Total loans outstanding at end of period                      $19,320         $ 18,509         $ 17,178
                                                              =======         ========         ========

Average loans outstanding                                     $18,066         $ 16,611         $ 15,735
                                                              =======         ========         ========

Balance at beginning of period                                  $ 412            $ 404            $ 362
Charge offs (1)                                                    16               13                2
Recoveries (2)                                                      1                -                2
                                                              -------         --------         --------
  Net charge offs                                                  15               13                -
Provision for loan losses                                           9               21               42
                                                              -------         --------         --------
Balance at end of period                                        $ 406            $ 412            $ 404
                                                              =======         ========         ========
Allowance for loan losses as a percent of
 total loans outstanding                                        2.10%            2.23%            2.35%
                                                              =======         ========         ========
Ratio of net charge-offs to average
 loans outstanding                                              0.08%            0.08%            0.00%
                                                              =======         ========         ========

  (1)  Consists solely of consumer loans.

  (2) Includes consumer loans of $1,000 in 1999 and $1,000 in 1997, all other recoveries are on mortgage loans.

                    The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

                                                                                 December 31,
                                             --------------------------------------------------------------------------------------
                                                       1999                           1998                           1997
                                             ------------------------        -----------------------          ---------------------
                                                              Loan                            Loan                           Loan
                                                            Category                        Category                       Category
                                               Amount        as a %           Amount         as a %           Amount        as a %
                                                 of         of Total            of          of Total            of         of Total
                                              Allowance        Loans         Allowance         Loans         Allowance        Loans
                                              ---------        -----         ---------         -----         ---------        -----
                                                                              (Dollars in Thousands)
Loan Type
     Single-family residential                  $ 338         64.10%            $ 358         67.47%            $ 338       67.13%
      Construction                                   -          4.02%                -          3.74%                -        2.44%
     Commercial real estate                         -          6.78%                -          4.84%                -        5.49%
     Land                                           -          2.08%                -          1.29%                -        1.58%
     Consumer                                      68         23.02%               54         22.66%               66       23.36%
                                                -----         -----             -----         -----             -----       -----

         Total real estate loans                $ 406        100.00%            $ 412        100.00%            $ 404      100.00%
                                                =====        ======             =====        ======             =====      ======

                    Mortgage-Backed Securities

                    Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Fredddie Mac, the Fannie Mae and the Ginnie Mae.

                    The Freddie Mac, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. The Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. The Ginnie Mae is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing
      Administration ("FHA"), or guaranteed by the Veterans Administration ("VA"), and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by the Ginnie Mae and backed by the full faith and credit of the U.S. Government. Because the Freddie Mac, the Fannie Mae and the Ginnie Mae were established to provide support for low- and middle-income housing, there are limits to the maximum size of the loans that qualify for these programs. For example, the Fannie Mae and the Freddie Mac currently limit their loans secured by a single-family, owner-occupied residence to $227,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

                    Of the $6.1 million of mortgage-backed securities at December 31, 1999, $2.4 million was accounted for as held to maturity and had an aggregate market value of $2.3 million at such date. The remaining $3.7 million of mortgage-backed securities at December 31, 1999 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, which is filed as
      Exhibit 13.0 hereto ("1999 Annual Report").

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

                    The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                                                          December 31,
                                                                          ------------
                                                               1999          1998          1997
                                                              ------        ------        ------
                                                                    (Dollars in Thousands)
Mortgage-backed securities held to maturity
  Fannie Mae                                                  $1,461        $1,402        $1,173
  Freddie Mac                                                    819           601         1,050
  Gennie Mae                                                      92           119           163
                                                              ------        ------        ------

    Subtotal - held to maturity                                2,372         2,122         2,386
                                                              ------        ------        ------
Mortgage-backed securities available for sale
  Fannie Mae                                                   2,147         1,348         1,948
  Freddie Mac                                                    436             -             -
  Gennie Mae                                                   1,149           106             -
                                                              ------        ------        ------

    Subtotal - available for sale                              3,732         1,454         1,948
                                                              ------        ------        ------

      Total                                                   $6,104        $3,576        $4,334
                                                              ======        ======        ======

                    Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1999 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                    The following table sets forth the purchases and principal repayments of the Company's mortgage-backed securities during the periods indicated. There were no sales during the periods shown.

                                                                  At or For The Year Ended
                                                                          December 31,
                                                                          ------------
                                                               1999          1998          1997
                                                              ------        ------        ------
                                                                     (Dollars in Thousands)
Mortgage-backed securities at
 beginning of period (cost)                                   $3,576        $4,329        $4,164
Purchases                                                      3,574           559           917
Repayments                                                     1,021         1,284           734
Discount accretion / (premium amortization)                      (18)          (28)          (18)
                                                              ------        ------        ------

 Mortgage-backed securities at end of period (cost)           $6,111        $3,576        $4,329
                                                              ======        ======        ======

Mortgage-backed securities at end of
 period ( fair value)                                         $6,041        $3,570        $4,322
                                                              ======        ======        ======

Weighted average yield at end of period                        6.12%         5.76%         6.36%
                                                              ======        ======        ======

                    Investment Securities

                    The Association has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds, and the Company has broader investing authority. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles ("GAAP"). All of the Company's investment securities were accounted for as held-to-maturity at December 31, 1999.

                    Investment securities (excluding FHLB stock) totaled $1.1 million or 3.8% of total assets at December 31, 1999, consisting of certificates of deposits in other financial institutions. At December 31, 1999, the Company had no other investment securities.

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

                    Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $2.0 million or 8.5% of total deposits at December 31, 1999. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

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

                                                                                December 31,
                                               ------------------------------------------------------------------------------
                                                       1999                         1998                       1997
                                                           Percent of                  Percent of                  Percent of
                                               Amount         Total         Amount        Total         Amount       Total
                                               ------         -----         ------        -----         ------       -----
                                                                            (Dollars in Thousands)
Certificate accounts
  2.00% - 3.99%                                $     -         0.00%       $     -         0.00%       $     -        0.00%
  4.00% - 5.99%                                 13,556        59.24%        12,491        62.77%        12,424       62.04%
  6.00% - 7.99%                                  1,410         6.16%         1,735         8.72%         2,213       11.05%
                                               -------       ------        -------       ------        -------      ------

    Total certificate accounts                  14,966        65.40%        14,226        71.49%        14,637       73.09%
                                               -------       ------        -------       ------        -------      ------

Transaction accounts
  Passbook accounts                              3,302        14.43%         3,323        16.70%         3,095       15.45%
  Money market accounts                            177         0.77%           153         0.77%           293        1.46%
  NOW accounts (1)                               4,405        19.25%         2,159        10.85%         1,968        9.83%
                                               -------       ------        -------       ------        -------      ------
    Total transaction accounts                   7,884        34.45%         5,635        28.32%         5,356       26.75%
                                               -------       ------        -------       ------        -------      ------
    Total deposit accounts                      22,850        99.85%        19,861        99.81%        19,993       99.84%
Accrued interest payable                            34         0.15%            38         0.19%            33        0.16%
                                               -------       ------        -------       ------        -------      ------
      Total deposits                          $ 22,884       100.00%       $19,899       100.00%       $20,026      100.00%
                                              ========       ======        =======       ======        =======      ======

   (1)  Includes noninterest-bearing checking accounts.

                    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                                Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                         1999                           1998                          1997
                                                                Average                        Average                       Average
                                                 Average         Rate            Average        Rate          Average        Rate
                                                 Balance         Paid            Balance        Paid          Balance        Paid
                                                 -------         ----            -------        ----          -------        ----
                                                                                 (Dollars in Thousands)

      Passbook savings accounts                   $ 3,396        3.14%            $ 3,434      3.03%           $ 2,982       3.03%
      Demand and NOW accounts (1)                   3,398        2.37%              2,312      3.27%             2,027       2.70%
      Money market deposit accounts                   164        6.66%                216      5.68%               309       4.61%
      Certificates of deposit                      15,465        4.56%             14,594      4.84%            14,836       5.06%
                                                 --------        ----            --------      ----           --------       ----

        Total interest-bearing deposits (2)      $ 22,423        4.03%           $ 20,556      4.37%          $ 20,154       4.51%
                                                 ========        ====            ========      ====           ========       ====

        (1)  Includes noninterest-bearing checking accounts.
        (2)  Excludes accrued interest payable.

                    The following table sets forth the savings flows of the Association during the periods indicated.

                                                                         Years Ended December 31,
                                                                    -----------------------------------
                                                                     1998          1997          1996
                                                                    ------        ------        ------
                                                                            (Dollars in Thousands)

Net increase (decrease) before interst credited (1)                  $2,086       $(1,030)      $(1,151)
Interest credited                                                       904           898           910
                                                                     ------        ------        ------

  Net increase (decrease) in deposits (2)                            $2,990        $ (132)       $ (241)
                                                                     ======        ======        ======

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

                    The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1999, which mature during the periods indicated.

Certificates of Deposit
-----------------------
As of December 31, 1999
-----------------------
                                    Maturity Date
                                     One Year         Over One to        Over Two to    Over Three
                                      or Less          Two Years         Three Years       Years             Total
                                      -------          ---------         -----------       -----             -----
                                                                    (Dollars in Thousands)
4.00% - 5.99%                        $  9,906          $ 2,038             $ 521          $ 1,091           $ 13,556
6.00% - 7.99%                           1,053              150               104              103              1,410
                                     --------          -------             -----          -------           --------
  Total                              $ 10,959          $ 2,188             $ 625          $ 1,194           $ 14,966
                                     ========          =======             =====          =======           ========
Certificates of Deposit - $100,000 or more
------------------------------------------
                                                  Dollars in
                                                  Thousands
Maturing in quarter ending:
  March 31, 2000                                       $ 1,701
  June 30, 2000                                            306
  September 30, 2000                                       409
  December 31, 2000                                        355
  After December 31, 2000                                  539
                                                       -------
    Total certificates of
     deposit - $100,000 or more                        $ 3,310
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

                    As of December 31, 1999, the Association was permitted to borrow up to an aggregate of $10.6 million from the FHLB of Dallas. The Association had $2.3 million of FHLB advances outstanding at December 31, 1999. Pursuant to collateral agreements with the FHLB, the December 31, 1999 advances are secured by a blanket floating lien on first mortgage loans.

                    The following table sets forth certain information regarding borrowings at or for the dates indicated.

                                                                  At or for the Year Ended
                                                                        December 31,
                                                                        ------------
                                                              1999          1998          1997
                                                              ----          ----          ----
                                                                      (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                                 $1,067         $ 293         $ 138
  Maximum amount outstanding at any
   month-end during the period                                $2,300         $ 610         $ 695
  Balance outstanding at end of period                        $2,300         $ 495         $ 610
  Average interest rate during the period                      4.59%         5.80%         5.07%
  Weighted average interest rate at end of period              5.58%         4.61%         5.90%


      Subsidiary

                    At December 31, 1999, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

      Employees

                    The Association had eight full-time employees at December 31, 1999. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

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

                    Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association
      - Qualified Thrift Lender Test."

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

                    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons (except for preferential terms offered to all employees) and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
      Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Association was in compliance with the above restrictions.

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

                    The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BlF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first and, therefore, as discussed below, effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by commercial banks.

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

                    On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

                    In  the  fourth  quarter  of  1996,  the  FDIC  lowered  the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporations ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. The Association paid approximately $13,000 in insurance premiums in 1999.

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

                    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1999, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1999, the Association had no subsidiaries.

                    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the Fannie Mae or the Freddie Mac, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or the Freddie Mac, qualifying residential bridge loans made directly for the construction of single-family residences, and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

                    Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This decreased the Association's regulatory capital at December 31, 1999 by approximately $4,675.

                    At December 31, 1999, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.2%, 10.2% and 22.2%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 1999.

                                                            Tangible          Core       Risk-based
                                                             Capital        Capital       Capital (1)
                                                             -------        -------       -----------
                                                                    (Dollars in Thousands)
Capital under GAAP                                            $2,862        $ 2,862         $ 2,862
Additional capital items:
  Unrealized loss on securities available for sale,
   net of taxes                                                    -              5               5
  General valuation allowances (2)                                 -              -             172
                                                              ------        -------         -------
Regulatory Capital                                             2,862          2,867           3,039

Minimum required regulatory capital                              423           1127            1093
                                                              ------        -------         -------

Excess regulatory capital                                     $2,439        $ 1,740         $ 1,946
                                                              ------        -------         -------

Regulatory capital as a percentage of assets (3)              10.16%         10.18%          22.23%

Minimum capital required as a percentage of
 assets                                                        1.50%          4.00%           8.00%
                                                              ------        -------         -------

Regulatory capital as a percentage in
 excess of requirements                                        8.66%          6.18%          14.23%
                                                              ======        =======         =======

  (1) Does  not  reflect  the  interest-rate   risk  component  in  the  minimum
      risk-based capital requirement, the effective date of which has been postponed as discussed above.

  (2) General  valuation   allowances  are  used  only  in  the  calculation  of
      risk-based capital. Such allowances are limited to 1.25% of risk weighted assets.

  (3) Tangible and core capital are computed as a percentage of adjusted total assets of $28.2 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $13.7 million.

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

                    At December 31, 1999, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

                    Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1999, the Association's liquidity ratio was 14.85%.

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

                    Currently,  the  prong of the QTL test  that is not based on the Code  requires  that 65% of an  institution's  "portfolio  assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the qualified thrift investments of the Association were approximately 99.29% of its portfolio assets.

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

                    As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Association had $180,200 in FHLB stock, which was in compliance with this requirement.

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

                    Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                    Thrift Charter. Congress has been considering legislation in various forms that would require savings institutions, such as the Association, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for savings institutions and commercial banks. The Association cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Association and its parent holding company.

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

                    The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1999, the Association was in compliance with all applicable reserve and capital requirements.

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

                    The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1999, the Association was in compliance with such provisions.

                    Furthermore, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with all applicable capital requirements. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1999, the Association had no investments which were affected by the foregoing limitations.

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

                    Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31, and it is expected that separate returns will be filed for 1999 and 2000.

                    Bad Debt Reserves.  In August 1996,  legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1999, the Association's post-1987 excess reserves amounted to approximately $43,000. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

                    At December 31, 1999, the federal income tax reserves of the Association included $110,577 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

                    The Association's federal income tax returns for the tax years ended 1997, 1998 and 1999 are open under the statute of limitations and are subject to review by the IRS. The Association's tax return for 1994 was audited by the IRS without material adjustment.

       State Taxation

                    The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1999, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. In 1999 the Louisiana Shares Tax for the Company amounted to $34,097.

      Item 2. Description of Property.

                    At December 31, 1999, the Company and the Association conducted their business from the Association's main office in Plaquemine, Louisiana. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1999.

                                                                  As of December 31, 1999
                                                                  -----------------------
                                                                         Net Book
                                                           Leased /      Value of
                Description / Address                       Owned        Property       Deposits
                ---------------------                       -----        --------       --------
                                                                    (Dollars in thousands)
Home Office:
23910 Railroad Avenue
Plaquemine, Louisiana                                      Owned        $    125         $22,884

Branch Office
None                                                           -               -               -


The estimated net book value of electronic data processing and other office equipment owned by the Association was $29,000 at December 31, 1999.

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

                    The information required herein, to the extent applicable, is incorporated by reference on pages 3 and 48 of the Company's 1999 Annual Report.

      Item    6.  Management's  Discussion and Analysis or Plan of Operation.

                    The information required herein is incorporated by reference from pages 6 to 16 of the 1999 Annual Report.

      Item 7.  Financial Statements.

                    The information required herein is incorporated by reference from pages 17 to 47 of the 1999 Annual Report.


      Item 8.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure.

                                           Not applicable.


      PART III.


      Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16 (a) of the Exchange Act.

                    The information required herein is incorporated by reference from pages 3 and 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 26, 2000, which was filed on March 24, 2000 ("Definitive Proxy Statement")

      Item 10.  Executive Compensation.

                    The information required herein is incorporated by reference from pages 8 to 12 the Definitive Proxy Statement.

      Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                    The information required herein is incorporated by reference from pages 5 to 7 the Definitive Proxy Statement.

      Item 12.  Certain Relationships and Related Transactions.

                    The information required herein is incorporated by reference from pages 12 to 13 the Definitive Proxy Statement.

      Item 13.  Exhibits, List and Reports on Form 8-K.

                    (a)    Documents Filed as Part of this Report

                    (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                      Independent Auditor's Report.
                      Consolidated  Statements  of  Financial  Condition  as  of
                       December 31, 1999 and 1998.
                      Consolidated Statements of Income and Comprehensive Income
                       for the Years Ended December 31, 1999 and 1998.
                      Consolidated Statements of Changes in Shareholders' Equity
                       for the Years ended December 31, 1999 and 1998.
                      Consolidated  Statements of Cash Flows for the Years Ended
                       December 31, 1999 and 1998.
                      Notes to Consolidated Financial Statements.

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

                   10.1*    Employment   Agreement  among  IBL  Bancorp,   Inc.,
                            Iberville Building and Loan Association and G. Lloyd Bouchereau, Jr., dated September 30, 1998

                   10.2*    Employment   Agreement  among  IBL  Bancorp,   Inc.,
                            Iberville Building and Loan Asociation and Danny M. Strickland, dated September 30, 1998
                   10.3     1999 Stock Option Plan
                   10.4     1999   Recognition  and  Retention  Plan  and  Trust
                            Agreement
                   13.0     1999 Annual Report to Stockholders
                   27.0     Financial Data Schedule

                    (*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57623) filed by the Company with the SEC on June 24, 1998, as subsequently amended.

                    (b)    Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

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

       Name                                  Title                     Date
       ----                                  -----                     ----
      /s/ G. Lloyd Bouchereau, Jr.     President and Chief        March 17, 2000
      ----------------------------
      G. Lloyd Bouchereau, Jr.         Executive Officer

      /s/ Bobby E. Stanley             Director                   March 17, 2000
      -------------------- -
      Bobby E. Stanley

      /s/ John L. Delahaye             Director                   March 17, 2000
      --------------------
      John L. Delahaye

      /s/ Gary K. Pruitt               Director                   March 17, 2000
      ------------------
      Gary K. Pruitt

      /s/ Edward J. Steinmetz          Director                   March 17, 2000
      -----------------------
      Edward J. Steinmetz

      /s/ Danny M. Strickland          Director                   March 17, 2000
      -----------------------
      Danny M. Strickland