Form 10QSB
period 2000-03-31
IBL BANCORP
filed 2000-05-12
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended March 31, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

         Shares of common stock, par value $.01 per share, outstanding as of May 5, 1999: 210,870

         Transitional   Small   Business    Disclosure   Format   (check   one):
Yes [  ]  No [ X ].

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2000

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated   Statements   Of  Financial   Condition  At  March  31,  2000
(Unaudited) and December 31, 1999 .........................................   3

Consolidated  Statements Of Income and Comprehensive Income (Unaudited) For
the Three Months Ended March 31, 2000 and 1999 ............................   4

Consolidated  Statements Of Changes in Shareholders' Equity (Unaudited) For
The Three Months Ended March 31, 2000 and 1999 ............................   6

Consolidated Statements Of Cash Flows (Unaudited) For the Three Months
Ended March 31, 2000 and 1999 .............................................   7

Notes to Consolidated Financial Statements ................................   8

Item 2     - Management's Discussion and Analysis or Plan
                  of Operations.............................................  11

                           PART II - OTHER INFORMATION
Item 1     -Legal Proceedings...............................................  16
Item 2     - Changes in Securities and Use of Proceeds......................  16
Item 3     - Defaults Upon Senior Securities................................  16
Item 4     - Submission of Matters to a Vote of Security Holders............  16
Item 5     - Other Information............................................... 16
Item 6     - Exhibits and Reports on Form 8-K...............................  16

Signatures..................................................................  17

                                      IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             March 31, 2000 and December 31, 1999

                                                               March 31,
                                                               2000            December 31,
                                                               (Unaudited)          1999
                                                              -----------
ASSETS
Cash and amounts due from depository institutions .......     $    148,918      $    770,481
Interest-bearing deposits in other institutions .........        2,030,735         2,121,112
                                                              ------------      ------------
  Total cash ............................................        2,179,653         2,891,593
                                                              ------------      ------------
Time deposits ...........................................        1,401,000         1,101,000
                                                              ------------      ------------
Mortgage-backed securities held-to-maturity (estimated
 market value $2,469,173 and $2,308,395)  ...............        2,548,887         2,371,700
Mortgage-backed securities available-for-sale (amortized
 cost $4,395,986 and $3,739,649)  .......................        4,379,237         3,732,565
                                                              ------------      ------------
  Total investment securities ...........................        6,928,124         6,104,265
                                                              ------------      ------------
Loans receivable ........................................       19,238,494        18,549,659
Less allowance for loan losses ..........................          391,380           406,329
                                                              ------------      ------------
  Loans receivable, net .................................       18,847,114        18,143,330
                                                              ------------      ------------
Premises and equipment, net .............................          147,348           154,248
Federal Home Loan Bank stock, at cost ...................          182,900           180,200
Accrued interest receivable .............................          122,905           108,581
Other assets ............................................           42,361            93,134
                                                              ------------      ------------
  Total assets ..........................................     $ 29,851,405      $ 28,776,351
                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................     $ 23,906,069      $ 22,884,393
Advances from Federal Home Loan Bank ....................        2,300,000         2,300,000
Advances by borrowers for taxes and insurance ...........           11,297            12,821
Federal income taxes payable ............................           21,937               477
Other liabilities and deferrals .........................           63,849            74,622
                                                              ------------      ------------
  Total liabilities .....................................       26,303,152        25,272,313
                                                              ------------      ------------
Commitments and contingencies ...........................             --                --
                                                              ------------      ------------
Preferred stock $.01 par, 2,000,000 shares authorized ...             --                --
Common stock - $.01 par, 5,000,000 shares authorized,
 210,870 shares issued ..................................            2,109             2,109
Additional paid-in capital ..............................        1,740,518         1,740,201
Unearned ESOP shares ....................................         (143,386)         (147,603)
Unearned RRP shares .....................................          (64,984)          (44,193)
Retained earnings - substantially restricted ............        2,025,050         1,958,199
Accumulated other comprehensive loss ....................          (11,054)           (4,675)
                                                              ------------      ------------
  Total stockholders' equity ............................        3,548,253         3,504,038
                                                              ------------      ------------
  Total liabilities and stockholders' equity ............     $ 29,851,405      $ 28,776,351
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2000 and 1999


                                                            2000           1999
                                                         (Unaudited)    (Unaudited)
INTEREST INCOME
Loans.............................................      $   380,750    $   357,073
Mortgage-backed securities........................          105,459         54,451
FHLB stock and other securities...................            2,752          2,316
Deposits..........................................           40,630         31,049
                                                         ----------     ----------
  Total interest income...........................          529,591        444,889
                                                         ----------     ----------
INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit accounts.........           27,829         18,335
 Passbook savings accounts........................           25,744         23,753
 Certificate of deposit accounts..................          170,071        174,555
                                                         ----------     ----------
  Total interest on deposits......................          223,644        216,643
Advances from Federal Home Loan Bank..............           29,888          5,702
                                                         ----------     ----------
  Total interest expense..........................          253,532        222,345
                                                         ----------     ----------
  Net interest income.............................          276,059        222,544
Provision for losses on loans.....................                -          3,140
                                                         ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS..................................          276,059        219,404
                                                         ----------     ----------
NON-INTEREST INCOME
Service charges on deposit accounts...............           17,789         18,389
Other.............................................            4,546          3,306
                                                         ----------     ----------
  Total non-interest income.......................           22,335         21,695
                                                         ----------     ----------
NON-INTEREST EXPENSES
Compensation and benefits.........................           99,385         94,145
Occupancy ........................................            8,055          6,059
Furniture and equipment ..........................            7,851          7,599
Deposit insurance premium.........................            1,244          3,215
Data processing...................................           17,499         19,028
Legal and other professional......................           22,655         13,239
Advertising.......................................            4,761          3,510
Office supplies and postage.......................            8,439          9,015
Other taxes - share tax assessment................            8,550              -
Other general and administrative..................            6,606         18,211
                                                         ----------     ----------
  Total non-interest expenses.....................          185,045        174,021
                                                         ----------     ----------

Continued. . .

                                                            2000           1999
                                                         (Unaudited)    (Unaudited)
INCOME BEFORE PROVISION FOR INCOME TAXES..........      $   113,349    $    67,078
PROVISION FOR INCOME TAXES........................           38,235         26,766
                                                         ----------     ----------
NET INCOME........................................      $    75,114    $    40,312
                                                         ==========     ==========

Basic earnings per share..........................      $       .39    $       .21
                                                         ==========     ==========

Diluted earnings per share........................      $       .35    $       .21
                                                         ==========     ==========

COMPREHENSIVE INCOME
Net income........................................      $    75,114    $    40,312
                                                         ----------     ----------
Other comprehensive income (loss)
  Unrealized holding losses on
   securities during the period...................           (9,665)        (3,574)
  Income tax benefit related to
   unrealized holding losses......................            3,286          1,215
                                                         ----------     ----------
Other comprehensive loss, net of
  tax effects.....................................           (6,379)        (2,359)
                                                         ----------     ----------
Comprehensive income..............................      $    68,735    $    37,953
                                                         ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                                    IBL BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       Three months ended March 31, 2000 and 1999

                                                                                                              Retained
                                                                                                             Earnings -
                                                           Additional       Unearned        Unearned          Substan-
                                             Common        Paid - In          ESOP             RRP             tially
                                             Stock          Capital           Shares          Shares         Restricted
BALANCE, DECEMBER 31, 1998 ...........     $     2,109     $ 1,740,254     $  (165,971)     $      --        $ 1,806,496
                                           -----------     -----------     -----------      -----------      -----------
COMPREHENSIVE INCOME (Unaudited)
Net income ...........................            --              --              --               --             40,312
Other comprehensive income, net of tax
  Unrealized losses on securities ....            --              --              --               --               --
                                           -----------     -----------     -----------      -----------      -----------
  Comprehensive income ...............            --              --              --               --             40,312
                                           -----------     -----------     -----------      -----------      -----------
ESOP shares released for allocation ..            --              --             2,776             --               --
Dividends ............................            --              --              --               --             (7,908)
                                           -----------     -----------     -----------      -----------      -----------
BALANCE, MARCH 31, 1999 ..............     $     2,109     $ 1,740,254     $  (163,195)     $      --        $ 1,838,900
                                           ===========     ===========     ===========      ===========      ===========

BALANCE, DECEMBER 31, 1999 ...........     $     2,109     $ 1,740,201     $  (147,603)     $   (44,193)     $ 1,958,199
                                           -----------     -----------     -----------      -----------      -----------
COMPREHENSIVE INCOME (Unaudited)
Net income ...........................            --              --              --               --             75,114
Other comprehensive income, net of tax
  Unrealized losses on securities ....            --              --              --               --               --
                                           -----------     -----------     -----------      -----------      -----------
  Comprehensive income ...............            --              --              --               --             75,114
                                           -----------     -----------     -----------      -----------      -----------
ESOP shares released for allocation ..            --               317           4,217             --                699
Acquisition of RRP shares ............            --              --              --            (20,791)            --
RRP shares issued ....................            --              --              --                                --
Dividends ............................            --              --              --               --             (8,962)
                                           -----------     -----------     -----------      -----------      -----------
BALANCE, MARCH 31, 2000 ..............     $     2,109     $ 1,740,518     $  (143,386)     $   (64,984)     $ 2,025,050
                                           ===========     ===========     ===========      ===========      ===========

                                          Accumulated
                                             Other
                                            Compre-
                                            hensive           Total
                                             Income          Equity
                                          -----------      -----------




BALANCE, DECEMBER 31, 1998 ...........    $      (293)     $ 3,382,595
                                          -----------      -----------
COMPREHENSIVE INCOME (Unaudited)
Net income ...........................           --             40,312
Other comprehensive income, net of tax
  Unrealized losses on securities ....         (2,359)          (2,359)
                                          -----------      -----------
  Comprehensive income ...............         (2,359)          37,953
                                          -----------      -----------
ESOP shares released for allocation            --              2,776
Dividends ............................           --             (7,908)
                                          -----------      -----------
  BALANCE, MARCH 31, 1999 ............    $    (2,652)     $ 3,415,416
                                          ===========      ===========

BALANCE, DECEMBER 31, 1999 ...........    $    (4,675)     $ 3,504,038
                                          -----------      -----------
COMPREHENSIVE INCOME (Unaudited)
Net income ...........................           --             75,114
Other comprehensive income, net of tax
  Unrealized losses on securities ....         (6,379)          (6,379)
                                          -----------      -----------
  Comprehensive income ...............         (6,379)          68,735
                                          -----------      -----------
ESOP shares released for allocation ..           --              5,233
Acquisition of RRP shares ............           --            (20,791)
RRP shares issued ....................           --               --
Dividends ............................           --             (8,962)
                                          -----------      -----------
BALANCE, MARCH 31, 2000 ..............    $   (11,054)     $ 3,548,253
                                          ===========      ===========

The accompanying notes are an integral part of these financial statements.

          s                      IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999


                                                             2000          1999
                                                          (Unaudited)   (Unaudited)
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................... $   75,114   $    40,312
                                                           ----------   ----------
Adjustments   to  reconcile  net  income  to
  net  cash  provided  by  operating activities:
  Depreciation...........................................       6,900        5,750
  Provision for loan losses..............................           -        3,140
  ESOP contribution......................................       5,233        2,776
  Provision for deferred federal income tax benefit......      (2,755)           -
  Amortization of net premium on investment and
   mortgage-backed securities............................       3,387        4,522
  Net discount charged (realized) on installment loans...      47,162      (26,013)
  Net loan fees deferred ................................         356        1,018
  Stock dividends from Federal Home Loan Bank............      (2,700)      (2,300)
  Net increase in interest receivable....................     (14,324)      (9,194)
  Net increase in other assets...........................     (10,239)     (12,742)
  Net decrease in interest payable.......................      (2,772)     (10,964)
  Net increase (decrease) in  income taxes payable.......      88,513      (14,142)
  Net increase (decrease) in other liabilities...........     (10,773)      14,234
                                                           ----------   ----------
    Total adjustments....................................     107,988      (43,915)
                                                           ----------   ----------
Net cash provided by (used in) operating activities......     183,102       (3,603)
                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable.........................    (751,302)    (259,818)
Principal payments received on mortgage-backed
 securities available-for-sale...........................     248,417       93,066
Purchases of securities held-to-maturity.................    (262,871)    (200,000)
Purchases of securities available-for-sale...............    (906,642)           -
Proceeds from sale of foreclosed assets..................           -       10,500
Principal payments received on mortgage-backed
 securities held-to-maturity.............................      84,185       88,504
Certificates of deposits acquired........................    (300,000)    (506,000)
                                                           ----------   ----------
Net cash used in investing activities....................  (1,888,213)    (773,748)
                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts.........................   1,024,448    2,149,438
Net increase (decrease) in advances by borrowers for
 taxes and insurance.....................................      (1,524)       1,686
Cash dividends..... .....................................      (8,962)      (7,908)
Acquistion of RRP shares.................................     (20,791)           -
                                                           ----------   ----------
Net cash provided by financing activities................     993,171    2,143,216
                                                           ----------   ----------
NET (DECREASE) INCREASE IN CASH..... ....................    (711,940)   1,365,865
Cash - beginning of period...............................   2,891,593    1,858,498
                                                           ----------   ----------
Cash - end of period..................................... $ 2,179,653  $ 3,224,363
                                                           ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2000


A:       BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the period ended March 31, 2000 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

         The  accompanying  consolidated  unaudited  financial  statements  were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


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

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $5,233 for the three months ended March 31, 2000 based on the quarterly release of shares.

C:       RECOGNITION AND RETENTION PLAN

         On October 20, 1999, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 8,434 shares of stock to be acquired for the Plan, of which 7,169 shares have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

         The allocated shares are earned by participants as plan share awards vest over a specified period. If an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.

         A summary of the changes in restricted stock follows:

                                          Unawarded                    Awarded
                                            Shares                      Shares
                                            ------                      -----
Balance, January 1, 1999..............           -                          -
Purchased by Plan.....................       8,434                          -
Granted...............................      (7,169)                     7,169
Earned and issued.....................           -                     (2,390)

                                            ------                      -----
Balance, March 31, 2000...............       1,265                      4,779
                                            ======                      =====


D:       STOCK OPTION PLAN

         On October 20, 1999, the Company's stockholders approved a stock option plan for the benefit of directors, officers, and other key employees. An amount equal to 10% of the total number of common shares issued in the initial public offering or 21,087 shares are reserved for issuance under the stock option plan. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

         The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of the Company's common stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

         The following table summarizes the activity related to stock options:


                                      Exercise     Available         Options
                                       Price       for Grant       Outstanding
                                       -----       ---------       -----------

At inception.............                           21,087                -
Granted..................            $ 10.50       (17,925)          17,925
Cancelled................                                -                -
Exercised................                                -                -
                                                   -------           ------
At March 31, 2000........                            3,162           17,925
                                                   =======           ======

E:       EARNINGS PER SHARE

         The following table provides a reconciliation between basic and diluted earnings per share:

                                           For the three months ended March 31, 2000
                                           -----------------------------------------
                                                           Weighted
                                                            Average
                                             Income          Shares        Per-Share
                                           (Numerator)    (Denominator)       Amount
Net income ..........................        $75,114
  Basic earnings per share
Income available to
 common stockholders ................         75,114        191,373        $   0.39
                                                                           ========

 Effect of dilutive
 securities
RRP shares granted ..................           --            4,779
Stock options granted ...............           --           17,925
                                             -------        -------
  Diluted earnings per
 share
Income available to
 common stockholders +
 assumed conversions ................        $75,114        214,077        $   0.35
                                             =======        =======        ========

          The computation of basic earnings per share for March 31, 1999 includes reported net income in the numerator and the weighted average number of shares outstanding of 194,428 in the denominator.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 with the same period in 1999. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

         The Company's total assets increased $1,075,000 or 3.7% from $28.8 million at December 31, 1999 to $29.9 million at March 31, 2000. This increase was primarily due to increases of $824,000 in investment securities, $704,000 in net loan receivables and $300,000 in time deposits. These increases were offset by a decrease in cash and cash equivalents of $712,000.

         The mortgage-backed securities portfolio increased by $824,000 or 13.5% from $6,104,000 at December 31, 1999 to $6,928,000 at March 31, 2000, due to
purchases of $1,169,000 in the first three months of 2000 funded by increases in deposits and the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.

         The demand for mortgage loans in the Association's market area increased during the past three months. The net loan portfolio increased $704,000 or 3.9% from $18,143,000 at December 31, 1999 to $18,847,000 at March
31, 2000. This increase consisted mainly of single-family residential mortgage loans and was also funded by increases in deposits and the reallocation of Year 2000 cash.

         Time deposits increased by $300,000 or 27.3% from $1,101,000 at December 31, 1999 to $1,401,000 at March 31, 2000. This increase was primarily due to the purchase of short-term certificates of deposit.

          Cash and amounts due from depository institutions decreased by $622,000 or 80.7% from $770,000 at December 31, 1999 to $149,000 at March 31,
2000. Interest-bearing deposits in other institutions decreased by $90,000 or 4.3% from $2,121,000 at December 31, 1999 to $2,031,000 at March 31, 2000. Both
of these decreases were primarily due to the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.
 .
         Deposits increased by $1,022,000 or 4.5% from $22,884,000 at December 31, 1999 to $23,906,000 at March 31, 2000. This increase consisted primarily of an increase of $753,000 in governmental funds on deposit at the Association.

          Total stockholders' equity increased by $44,000 during the past three months. Net income of $75,000, a $4,000 decrease in unearned ESOP shares and a $500 increase in additional paid-in capital increased stockholders' equity during the period. These factors were offset by an increase in unearned RRP shares of $20,500, the payment of a quarterly dividend totaling $9,000 and an increase of $6,000 in unrealized losses on available-for-sale investment securities during this period. Stockholders' equity at March 31, 2000 totaled
$3,548,000 or 11.9% of total assets compared to stockholders' equity of $3,504,000 or 12.2% of total assets at December 31, 1999.

         The Association's total classified assets for regulatory purposes at March 31, 2000 (excluding loss assets specifically reserved for) amounted to $392,000, all of which was classified as substandard. The largest classified asset at March 31, 2000 consisted of a $70,000 adjustable-rate residential loan. The remaining $322,000 of substandard assets at March 31, 2000 consisted of 10 residential mortgage loans totaling $306,000 and 4 consumer loans totaling $16,000.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the three months ended March 31, 2000 and 1999, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

                  Net income increased by $35,000 or 86.3% in the quarter ended March 31, 2000 compared to the respective 1999 period. This increase in the March 31, 2000 quarter was due to an increase in net interest income of $54,000 and a decrease in provision for losses on loans of $3,000. These factors were primarily offset by an increase in non-interest expense of $11,000 and an increase in provision for income tax of $11,000.

          The $54,000 increase in net interest income in the first quarter of 2000 over the same period in 1999, was primarily due to increases in interest-earning assets funded by increased deposits and previous advances from Federal Home Loan Bank. This increase in net interest income can also be attributed to an increase in the average interest rate spread from 2.86% in the quarter ended March 31, 1999 to 3.40% in the first quarter of 2000. The average rate on interest-bearing liabilities decreased from 4.17% in the first quarter of 1999 to 3.96% in the first quarter of 2000, while the average yield on interest-earning assets increased from 7.03% to 7.36% over the same period. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. This increase in asset yield can also be attributed to the reallocation of the excess cash liquidity build up for the Year 2000 into higher yielding interest-earning assets.

         Total interest income increased by $85,000 or 19.0% in the quarter ended March 31, 2000 over the comparable 1999 period due to higher balances and higher yields. The average balance of total interest-earning assets increased from $24.6 million in the first quarter of 1999 to $28.6 million in the first quarter of 2000.

          Total interest expense increased by $31,000 or 14.0% for the quarter ended March 31, 2000 compared to the respective 1999 period. This increase in the 2000 quarter was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $24,000 and an increase in total interest paid on deposit accounts of $7,000.

          The provision for loan losses decreased by $3,000 for the quarter March 31, 2000 from the comparable 1999 period. At March 31, 2000, the Association's total non-accruing loans amounted to $80,000. The allowance for loan losses amounted to $391,000 at March 31, 2000, representing 2.1% of the total loans held in portfolio and 487.6% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

          Non-interest income increased by $600 or 3.0% in the quarter ended March 31, 2000 from the comparable 1999 period. This increase in the quarter was primarily due to a $1,200 increase in commissions on credit life insurance offset mainly by a $600 decrease in service charges on deposit accounts.

          Non-interest expenses increased by $11,000 or 6.3% in the quarter ended March 31, 2000 over the comparable 1999 period. This increase in the quarter was primarily due to increases of $9,000 in legal and other professional, $9,000 in other taxes (share tax assessment), $5,000 in compensation and benefits, $2,000 in occupancy, and $1,000 in advertising expenses. These increases in non-interest expenses were partially offset by decreases of $12,000 in other general and administrative, $2,000 in deposit insurance premium, and $1,000 in data processing.

         The increase of $9,000 in legal and other professional expense for the three months ended March 31, 2000 was primarily caused by management's decision to pay all of the cost associated with accounting work performed in 2000 for our 1999 audit in the first quarter instead of expensing it over the remainder of the year.

         The increase of $5,000 in compensation and benefits for the three months ended March 31, 2000 was primarily due to increases of $3,000 in compensation of officers and employees, $2,000 in ESOP contribution and $1,000 in contributions to employee retirement plan expenses. These increases were partially offset by a decrease of $1,000 in other employee benefits.

         The $11,000 increase in provision for income taxes for the quarter ending March 31, 2000 over the same period in 1999 was due primarily to the increase in pre-tax earnings.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Association's liquidity was 13.3% or $2.2 million in excess of the minimum OTS requirement.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0%, respectively. At March 31, 2000, the Association's tangible and core capital both amounted to $2.9 million or 10.0% of adjusted total assets of $29.3 million, and the Association's risk-based capital amounted to $3.1 million or 21.2% of adjusted risk-weighted assets of $14.8 million.

         As of March 31, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                             (Dollars In Thousands)

                                                         TANGIBLE      CORE      RISK-BASED
                                                          CAPITAL     CAPITAL     CAPITAL
                                                          -------     -------     -------
GAAP Capital .........................................     $2,923      $2,923      $2,923

Unrealized loss on securities available
net of taxes .........................................       --            11          11
Additional Capital Items: General Valuation Allowances       --          --           186
                                                           ------      ------      ------
Regulatory Capital Computed ..........................      2,923       2,934       3,120

Minimum Capital Requirement ..........................        439       1,170       1,180

Regulatory Capital Excess ............................     $2,484      $1,764      $1,940
                                                           ======      ======      ======

Regulatory Capital as a
     Percentage ......................................      10.03%      10.03%      21.15%

Minimum Capital Required
     as a Percentage .................................       1.50%       4.00%       8.00%
                                                           ------      ------      ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................................       8.53%       6.03%      13.15%
                                                           ======      ======      ======


         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 2000. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

The Year 2000

         The Association did not experience any interruption in service or computer difficulties relating to the start of Year 2000. Additional expenses are not expected to be incurred with issues related to the Year 2000; however, management will continue to monitor our data processing.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended March 31, 2000

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

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) The following exhibit is filed herewith:
                           EXHIBIT NO.                DESCRIPTION
                           -----------                -----------
                              27.1                Financial Data Schedule

                   (b) Reports on Form 8-K:
                             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IBL  BANCORP, INC.
                                            Registrant

Date:      May 8, 2000                      By:/s/G. Lloyd Bouchereau, Jr.
                                            ------------------------------

                                            G. Lloyd Bouchereau, Jr.,
                                            President and
                                            Chief Executive Officer

Date:      May 8, 2000                      By:/s/Gary K.Pruitt
                                            -------------------

                                            Gary K. Pruitt
                                            Secretary