Form 10QSB
period 2000-06-30
IBL BANCORP
filed 2000-08-10
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from                       to

                        Commission File Number 000-24907


                                IBL BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         LOUISIANA                                            72 - 1421499
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


23910 RAILROAD AVE., PLAQUEMINE, LOUISIANA 70764
------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code:  (225) 687-6337

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Shares of common stock, par value $.01 per share, outstanding as of August 7, 2000: 210,870

Transitional Small Business Disclosure Format (check one):  Yes  [_]   No [X]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2000

                         PART I - FINANCIAL INFORMATION

Interim Financial  Information required by Rule 10-01 of Regulation S-X and Item
 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
Item 1 - Financial Statements

Consolidated Statements Of Financial Condition At  June 30, 2000
(Unaudited) and December 31, 1999............................................3


Consolidated Statements Of Income and Comprehensive Income
(Unaudited) For the Three and  Six Months Ended June 30, 2000 and 1999.......4


Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited)
For The Three and Six Months Ended June 30, 2000 and 1999....................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three and Six Months Ended June 30, 2000 and 1999............................7

Notes to Consolidated Financial Statements...................................8

Item 2    - Management's Discussion and Analysis or Plan
                  of Operations..............................................11

                           PART II - OTHER INFORMATION
Item 1    - Legal Proceedings................................................17
Item 2    - Changes in Securities and Use of Proceeds........................17
Item 3    - Defaults Upon Senior Securities..................................17
Item 4    - Submission of Matters to a Vote of Security Holders..............17
Item 5    - Other Information................................................17
Item 6    - Exhibits and Reports on Form 8-K.................................18

Signatures...................................................................19

                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2000 and December 31, 1999


                                                                                           June 30,             December 31,
                                                                                            2000                    1999
                                                                                         (Unaudited)
                                                                                         -----------            -----------
ASSETS
Cash and amounts due from depository institutions...............................       $     150,010         $    770,481
Interest-bearing deposits in other institutions ................................           1,162,893            2,121,112
                                                                                       -------------         ------------
      Total cash ...............................................................           1,312,903            2,891,593
                                                                                       -------------         ------------
Time deposits ..................................................................           1,401,000            1,101,000
                                                                                       -------------         ------------
Securities held-to-maturity
 Mortgage-backed (estimated market value $2,392,794 and $2,308,395) ............           2,459,130            2,371,700
 Municipal (market value approximates cost) ....................................              70,283                    -
Mortgage-backed securities available-for-sale (amortized
 cost $4,926,585 and $3,739,649) ...............................................           4,912,741            3,732,565
                                                                                       -------------         ------------
      Total investment securities ..............................................           7,442,154            6,104,265
                                                                                       -------------         ------------
Loans receivable ...............................................................          19,885,046           18,549,659
Less allowance for loan losses .................................................             391,380              406,329
                                                                                       -------------         ------------
      Loans receivable, net ....................................................          19,493,666           18,143,330
                                                                                       -------------         ------------
Premises and equipment, net ....................................................             143,767              154,248
Federal Home Loan Bank stock, at cost ..........................................             190,800              180,200
Accrued interest receivable ....................................................             141,945              108,581
Other assets ...................................................................              37,281               93,134
                                                                                       -------------         ------------
            Total assets........................................................       $  30,163,516         $ 28,776,351
                                                                                       =============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................................       $  23,858,031         $ 22,884,393
Advances from Federal Home Loan Bank ...........................................           2,500,000            2,300,000
Advances by borrowers for taxes and insurance ..................................              16,428               12,821
Federal income taxes payable ...................................................              53,868                  477
Other liabilities and deferrals ................................................             107,551               74,622
                                                                                       -------------         ------------
            Total liabilities ..................................................          26,535,878           25,272,313
                                                                                       -------------         ------------

Commitments and contingencies ..................................................                   -                    -
                                                                                       -------------         ------------

Preferred stock - $.01 par, 2,000,000 shares authorized ........................                   -                    -
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued ........................................................................               2,109                2,109
Additional paid-in capital .....................................................           1,740,571            1,740,201
Unearned ESOP shares ...........................................................            (139,169)            (147,603)
Unearned RRP shares ............................................................             (64,984)             (44,193)
Retained earnings - substantially restricted ...................................           2,098,248            1,958,199
Accumulated other comprehensive loss ...........................................              (9,137)              (4,675)
                                                                                       -------------         ------------
            Total  stockholders' equity ........................................           3,627,638            3,504,038
                                                                                       -------------         ------------
            Total liabilities and stockholders' equity..........................      $   30,163,516         $ 28,776,351
                                                                                      ==============         ============

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                Three and six months ended June 30, 2000 and 1999

                                          -----Three months ended-----      ------Six months ended------
                                            06/30/00        06/30/99          06/30/00         06/30/99
                                          (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
INTEREST INCOME
Loans .............................       $  406,596       $  374,670       $  798,627       $  731,743
Mortgage-backed securities ........          122,854           56,890          228,313          111,341
FHLB stock and other securities ...            5,889            2,266            8,641            4,582
Deposits ..........................           32,187           42,501           72,817           73,550
                                          ----------       ----------       ----------       ----------
      Total interest income .......          567,526          476,327        1,108,398          921,216
                                          ----------       ----------       ----------       ----------
INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts ........................           28,566           22,706           56,395           41,041
 Passbook savings accounts ........           26,109           24,184           51,853           47,937
 Certificate of deposit accounts ..          176,660          179,401          346,731          353,956
                                          ----------       ----------       ----------       ----------
      Total interest on deposits ..          231,335          226,291          454,979          442,934
Advances from Federal Home
 Loan Bank ........................           39,316            5,702           69,204           11,404
                                          ----------       ----------       ----------       ----------
      Total interest expense ......          270,651          231,993          524,183          454,338
                                          ----------       ----------       ----------       ----------
            Net interest income ...          296,875          244,334          584,215          466,878
Provision for losses on loans .....               --            2,720               --            5,860
                                          ----------       ----------       ----------       ----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS ..................          296,875          241,614          584,215          461,018
                                          ----------       ----------       ----------       ----------
NON-INTEREST INCOME
Service charges on deposit accounts           19,792           20,779           37,581           39,168
Other .............................            4,886            5,586            9,432            8,892
                                          ----------       ----------       ----------       ----------
      Total non-interest income ...           24,678           26,365           47,013           48,060
                                          ----------       ----------       ----------       ----------
NON-INTEREST EXPENSES
Compensation and benefits .........           97,975           92,654          197,360          186,799
Occupancy .........................            7,909            6,740           15,964           12,799
Furniture and equipment ...........            5,490            6,115           13,341           13,714
Deposit insurance premium .........            1,177            3,083            2,421            6,298
Data processing ...................           17,724           19,607           35,223           38,635
Legal and other professional ......           15,873           31,292           38,528           44,531
Advertising .......................            5,237            3,428            9,998            6,938
Office supplies and postage .......           11,260            6,682           19,699           15,697
Other taxes - share tax assessment             8,550               --           17,100               --
Other general and administrative ..           19,834           25,922           37,721           44,133
                                          ----------       ----------       ----------       ----------
      Total non-interest expenses .          191,029          195,523          387,355          369,544
                                          ----------       ----------       ----------       ----------

Continued ...


                                               -----Three months ended-----           ------Six months ended------
                                               06/30/00            06/30/99            06/30/00          06/30/99
                                             (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
INCOME BEFORE PROVISION
 FOR INCOME TAXES .................          $ 130,524           $  72,456           $ 243,873           $ 139,534

PROVISION FOR INCOME
 TAXES ............................             48,919              23,616              87,154              50,382
                                             ---------           ---------           ---------           ---------

NET INCOME ........................          $  81,605           $  48,840           $ 156,719           $  89,152
                                             =========           =========           =========           =========

Basic earnings per share ..........          $     .43           $     .25           $     .82           $     .46
                                             =========           =========           =========           =========

Diluted earnings per share ........          $     .42           $     .25           $     .80           $     .46
                                             =========           =========           =========           =========


COMPREHENSIVE INCOME
Net income ........................          $  81,605           $  48,840           $ 156,719           $  89,152
                                             ---------           ---------           ---------           ---------

Other comprehensive income (loss)
  Unrealized holding gains (losses)
   on securities during the period               2,905             (18,074)             (6,760)            (21,648)
  Income tax benefit (expense)
   related to unrealized holding
   gains (losses) .................               (988)              6,145               2,298               7,360
                                             ---------           ---------           ---------           ---------
Other comprehensive income (loss),
 net of  tax effects ..............              1,917             (11,929)             (4,462)            (14,288)
                                             ---------           ---------           ---------           ---------

Comprehensive income ..............          $  83,522           $  36,911           $ 152,257           $  74,864
                                             ---------           ---------           ---------           ---------


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six months ended June 30, 2000 and 1999



                                                                              Additional           Unearned      Unearned
                                                                 Common        Paid - In             ESOP           RRP
                                                                 Stock         Capital              Shares        Shares
                                                             -----------      -----------       ------------  -------------

BALANCE, DECEMBER 31, 1998 ............................      $     2,109      $ 1,740,254       $   (165,971) $          --
                                                             -----------      -----------       ------------  -------------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ............................................               --               --                 --            --

Other comprehensive income, net of tax
  Unrealized losses on securities .....................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
Comprehensive income ..................................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
ESOP shares released for allocation ...................               --             (580)             9,933             --
Dividends .............................................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
BALANCE, JUNE 30, 1999
 (Unaudited) ..........................................      $     2,109      $ 1,739,674       $   (156,038) $          --
                                                             ===========      ===========       ============  =============

BALANCE, DECEMBER 31, 1999 ............................      $     2,109      $ 1,740,201       $   (147,603) $   (44,193)$
                                                             -----------      -----------       ------------  -------------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ............................................               --               --                 --             --
Other comprehensive income, net of tax
  Unrealized losses on securities .....................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
Comprehensive income ..................................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
ESOP shares released for allocation ...................               --              370              8,434             --

Acquisition of RRP shares .............................               --               --                 --        (20,791)
Dividends .............................................               --               --                 --             --
                                                             -----------      -----------       ------------  -------------
BALANCE, JUNE 30, 2000
 (Unaudited) ..........................................      $     2,109      $ 1,740,571       $   (139,169) $     (64,984)
                                                             ===========      ===========       ============  =============
                                                              Retained         Accumulated
                                                              Earnings-          Other
                                                              Substan-           Compre-
                                                               tially            hensive          Total
                                                             Restricted          Income           Equity
                                                             -----------       -----------      -----------

BALANCE, DECEMBER 31, 1998 ............................      $ 1,806,496       $      (293)     $ 3,382,595
                                                             -----------       -----------      -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ............................................           89,152                --           89,152

Other comprehensive income, net of tax
  Unrealized losses on securities .....................               --           (14,288)         (14,288)
                                                             -----------       -----------      -----------
Comprehensive income ..................................           89,152           (14,288)          74,864
                                                             -----------       -----------      -----------
ESOP shares released for allocation ...................               --                --            9,353
            Dividends .................................          (15,816)               --          (15,816)
                                                             -----------       -----------      -----------
BALANCE, JUNE 30, 1999
 (Unaudited) ..........................................      $ 1,879,832       $   (14,581)     $ 3,450,996
                                                             ===========       ===========      ===========

BALANCE, DECEMBER 31, 1999 ............................        1,958,199       $   (4,675)      $ 3,504,038
                                                             -----------       -----------      -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ............................................          156,719                --          156,719
Other comprehensive income, net of tax
  Unrealized losses on securities .....................               --            (4,462)          (4,462)
                                                             -----------       -----------      -----------
Comprehensive income ..................................          156,719            (4,462)         152,257
                                                             -----------       -----------      -----------
ESOP shares released for allocation ...................            1,254                --           10,058

Acquisition of RRP shares .............................               --                --          (20,791)
Dividends .............................................          (17,924)                --         (17,924)
                                                             -----------       -----------       -----------
BALANCE, JUNE 30, 2000
 (Unaudited) ..........................................        2,098,248       $    (9,137)     $ 3,627,638
                                                             ===========       ===========      ===========

The accompanying notes are an integral part of these financial statements

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999

                                                                                          2000              1999
                                                                                       (Unaudited)       (Unaudited)
                                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................      $   156,719       $    89,152
                                                                                      -----------       -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation .................................................................           11,123            10,415
  Provision for loan losses ....................................................               --             5,860
  ESOP contribution ............................................................           10,058             9,353
  Provision for deferred federal income tax benefit ............................           (3,140)           (2,666)
  Amortization of net premium on investment and mortgage-backed securities .....            7,115             9,086
  Net discount charged (realized) on installment loans .........................           41,458            (7,658)
  Net loan fees deferred .......................................................            3,188             1,677
  Stock dividends from Federal Home Loan Bank ..................................          (10,600)           (4,500)
  Net increase in interest receivable ..........................................          (33,364)          (24,111)
  Net decrease (increase) in other assets ......................................           61,291            (9,303)
  Net increase (decrease) in interest payable ..................................           15,372              (539)
  Net increase (decrease) in income taxes payable ..............................           53,391           (57,420)
  Net increase in other liabilities ............................................           32,929            32,720
                                                                                      -----------       -----------
      Total adjustments ........................................................          188,821           (37,086)
                                                                                      -----------       -----------
Net cash provided by operating activities ......................................          345,540            52,066
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable ...............................................       (1,394,982)         (679,797)
Purchases of securities available-for-sale .....................................       (1,636,148)         (629,796)
Principal payments received on mortgage-backed securities
 available-for-sale ............................................................          445,119           235,106
Purchases of securities held-to-maturity .......................................         (262,871)         (450,495)
Principal payments received on mortgage-backed securities
 held-to-maturity ..............................................................          172,419           166,374
Purchase of municipal obligation ...............................................          (70,283)               --
Proceeds from sale of foreclosed assets ........................................               --            10,500
Purchases of office property and equipment .....................................             (642)               --
Certificates of deposits acquired ..............................................         (300,000)         (606,000)
                                                                                      -----------       -----------
 Net cash used in investing activities ..........................................      (3,047,388)       (1,954,108)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts ...............................................          958,266         3,865,713
Net increase (decrease) in advances by borrowers for taxes and insurance .......            3,607            (5,824)
Cash dividends .................................................................          (17,924)          (15,816)
Acquisition of RRP shares ......................................................          (20,791)               --
Advances from Federal Home Loan Bank ...........................................          200,000                --
                                                                                      -----------       -----------
Net cash provided by financing activities ......................................        1,123,158         3,844,073
                                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH ................................................       (1,578,690)        1,942,031
Cash - beginning of period .....................................................        2,891,593         1,858,498
                                                                                      -----------       -----------
Cash - end of period............................................................      $ 1,312,903       $ 3,800,529

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000

A:          BASIS OF PRESENTATION

            The accompanying consolidated financial statements for the period ended June 30, 2000 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

            The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $10,058 for the six months ended June 30, 2000 based on the quarterly release of shares.

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

C:          RECOGNITION AND RETENTION PLAN (Continued)

            As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as plan share awards vest over a specified period. If the service of an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.


            A summary of the changes in restricted stock follows:

                                            Unawarded     Awarded
                                             Shares       Shares
                                             ------       ------
            Balance, January 1, 1999           --            --
            Purchased by Plan ......        8,434            --
            Granted ................       (7,169)        7,169
            Earned and issued ......           --        (2,390)
                                           ------        ------
            Balance, June 30, 2000 .        1,265         4,779
                                           ======        ======
D:          STOCK OPTION PLAN

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

            The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of the Company`s common stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

            The following table summarizes the activity related to stock options:

                                           Exercise  Available     Options
                                            Price    for Grant    Outstanding
                                           --------  ---------   -------------
            At inception...............        --     21,087           --
            Granted....................   $ 10.50    (17,925)      17,925
            Cancelled..................        --         --           --
            Exercised..................        --         --           --
                                                     -------       ------
            At June 30, 2000...........        --      3,162       17,925
                                                     =======       ======

E:          EARNINGS PER SHARE

            The following tables provide a reconciliation between basic and diluted earnings per share:

                                                                              For the three months ended June 30, 2000
                                                                              ----------------------------------------
                                                                                            Weighted
                                                                                            Average
                                                                        Income               Shares               Per-Share
                                                                      (Numerator)         (Denominator)            Amount
                                                                      -----------         -------------            ------
            Net income...........................................     $   81,605
                                                                      ----------
            Basic earnings per share
            Income available to common stockholders..............         81,605              190,493           $    0.43
                                                                      ----------                                =========
            Effect of dilutive securities
            RRP shares granted...................................                               4,779
                                                                                              -------
            Diluted earnings per share
            Income available to common stockholders +
             assumed conversions.................................         81,605              195,272           $     0.42
                                                                      ==========              =======           ==========



                                                                             For the three months ended June 30, 2000
                                                                             ----------------------------------------
                                                                                              Weighted
                                                                                              Average
                                                                          Income               Shares               Per-Share
                                                                        (Numerator)         (Denominator)            Amount
                                                                        -----------         -------------            ------
            Net income...........................................    $   156,719
            Basic earnings per share
            Income available to common stockholders..............        156,719               190,933          $     0.82
            Effect of dilutive securities                                                                        =========
            RRP shares granted...................................                                4,779
                                                                                               -------
            Diluted earnings per share
            Income available to common stockholders +
             assumed conversions.................................    $   156,719               195,712          $     0.80
                                                                     ===========               =======          ==========



            The computation of basic earnings per share includes reported net income in the numerator and the weighted average number of shares outstanding of 194,840 for the three months ended June 30, 1999 and 194,653 for the six months then ended in the denominator.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 with the same periods in 1999. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

            The Company's total assets increased $1,387,000 or 4.8% from $28.8 million at December 31, 1999 to $30.2 million at June 30, 2000. This increase was primarily due to increases of $1,350,000 in net loans receivable, $1,338,000 in investment securities, and $300,000 in time deposits. These increases were offset by a decrease in cash and cash equivalents of $1,579,000.

            The mortgage-backed securities portfolio increased by $1,268,000 or 20.8% from $6,104,000 at December 31, 1999 to $7,372,000 at June 30, 2000, due
to purchases of $1,899,000 in the first six months of 2000 funded by increases in deposits and the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.

            The Company also purchased a municipal bond in the amount of $70,000 in the first six months of 2000. At December 31, 1999, the Company had no municipal bonds.

            The demand for mortgage loans in the Association's market area increased during the past six months. The net loan portfolio increased $1,350,000 or 7.4% from $18,143,000 at December 31, 1999 to $19,494,000 at June
30, 2000. This increase consisted mainly of single-family residential mortgage loans and was also funded by increases in deposits and the reallocation of Year 2000 cash.

            Time deposits increased by $300,000 or 27.3% from $1,101,000 at December 31, 1999 to $1,401,000 at June 30, 2000. This increase was primarily due to the purchase of short-term certificates of deposit.

            Cash and amounts due from depository institutions decreased by $620,000 or 80.5% from $770,000 at December 31, 1999 to $150,000 at June 30,
2000. Interest-bearing deposits in other institutions decreased by $958,000 or 45.2% from $2,121,000 at December 31, 1999 to $1,163,000 at June 30, 2000. Both
of these decreases were primarily due to the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.

            Deposits increased by $974,000 or 4.3% from $22,884,000 at December 31, 1999 to $23,858,000 at June 30, 2000. This increase included a $204,000 increase in governmental funds on deposit at the Association.

            Total stockholders' equity increased by $123,500 during the past six months. Net income of $157,000, a $8,500 decrease in unearned ESOP shares and a $500 increase in additional paid-in capital increased stockholders' equity during the period. These factors were offset by an increase in unearned RRP shares of $20,500, the payment of two quarterly dividends totaling $18,000 and an increase of $4,000 in unrealized losses on available-for-sale investment securities during this period. Stockholders' equity at June 30, 2000 totaled $3,628,000 or 12.0% of total assets compared to stockholders' equity of $3,504,000 or 12.2% of total assets at December 31, 1999.

            The Association's total classified assets for regulatory purposes at June 30, 2000 (excluding loss assets specifically reserved for) amounted to $510,000, all of which was classified as substandard. The largest classified asset at June 30, 2000 consisted of a $70,000 adjustable-rate residential loan. The remaining $440,000 of substandard assets at June 30, 2000 consisted of 15 residential mortgage loans totaling $404,000 and 5 consumer loans totaling $36,000.

Results of Operations

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the six months ended June 30, 2000 and 1999, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            Net income increased by $33,000 or 67.1% in the quarter ended June 30, 2000 and increased by $68,000 in the first six months of 2000 compared to the respective 1999 periods. The increase in the June 30, 2000 quarter was due to an increase in net interest income of $53,000, a $4,000 decrease in non-interest expenses and a decrease in provision for losses on loans of $3,000. These factors were primarily offset by a $25,000 increase in provision for income taxes and a $2,000 decrease in non-interest income. The increase in net income for the six-month period ending June 30, 2000 was primarily due to an increase of $123,000 in net interest income after provision for loan losses offset by a $36,000 increase in provision for income taxes, a $18,000 increase in non-interest expenses and a $1,000 decrease in non-interest income.

            The $53,000 increase in net interest income in the second quarter of 2000 over the same period in 1999 was primarily due to increases in interest-earning assets funded by increased deposits and advances from Federal Home Loan Bank. This increase in net interest income can also be attributed to an increase in the average interest rate spread from 3.05% in the quarter ended June 30, 1999 to 3.34% in the second quarter of 2000. The average yield on interest-earning assets increased from 7.05% in the quarter ended June 30, 1999 to 7.46% in the second quarter of 2000, while the average rate on interest-bearing liabilities increased from 4.00% in the second quarter of 1999 to 4.12% in the second quarter of 2000. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. This increase in asset yield can also be attributed to the reallocation of the excess cash liquidity built up for the Year 2000 into higher yielding interest-earning assets.

            The $117,000 increase in net interest income in the first six months of 2000 compared to the first six months of 1999 was also primarily due to increases in interest-earning assets funded by increased deposits and advances from Federal Home Loan Bank. The increase in net interest income during this period can also be attributed to an increase in the average interest rate spread from 3.10% in the six month period ending June 30, 1999 to 3.37% in the six month period ending June 30, 2000. The average yield on interest-earning assets increased from 7.11% in the first six months of 1999 to 7.41% in the first six months of 2000, while the average rate on interest-bearing liabilities increased from 4.01% to 4.04% over the same period. This increase in asset yield can also be attributed to the reallocation of the excess liquidity built up for the Year 2000 into higher interest-earning assets.

            Total interest income increased by $91,000 or 19.2% in the quarter ended June 30, 2000 and increased $187,000 or 20.32% over the comparable 1999 periods due to higher balances and higher yields. The average balance of total interest-earning assets increased from $25.0 million in the first six months of 1999 to $29.1 million in the first six months of 2000.

             Total interest expense increased by $39,000 or 16.7% for the quarter ended June 30, 2000 and $70,000 or 15.4% for the first six months of 2000 compared to the respective 1999 periods. The increase in the quarter period was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $34,000 and an increase in total interest paid on deposit accounts of $5,000. The increase in the six-month period was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $58,000 and an increase in total interest paid on deposit accounts of $12,000.

            The provision for loan losses decreased by $3,000 for the quarter ended June 30, 2000 and decreased $6,000 in the first six months of 2000 from the comparable 1999 periods. At June 30, 2000, the Association's total non-accruing loans amounted to $197,000. The allowance for loan losses amounted to $391,000 at June 30, 2000, representing 2.0% of the total loans held in portfolio and 198.5% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

            Non-interest income decreased by $1,500 or 6.4% in the quarter ended June 30, 2000 and decreased $1,000 or 2.2% in the first six months of 2000 from the comparable 1999 periods. The decrease in the quarter was primarily due to a $1,000 decrease in service charges on deposit accounts and a $500 decrease in commissions on credit life insurance. The decrease in the six- month period was primarily due to a decrease in service charges on deposit accounts of $1,500 offset by an increase in commissions on credit life insurance of $500.

            Non-interest expenses decreased by $4,000 or 2.3% in the quarter ended June 30, 2000 and increased $18,000 or 4.8% in the first six months of 2000 from the comparable 1999 periods. The decrease in the quarter was primarily due to decreases of $15,000 in legal and other professional, $6,000 in other general and administrative, $2,000 in deposit insurance premium, $2,000 in data processing and $1,000 in furniture and equipment. These decreases in non-interest expenses were partially offset by increases of $9,000 in other taxes, $5,000 in compensation and benefits, $5,000 in office supplies and postage, $2,000 in advertising and $1,000 in occupancy. The increase in the six-month period was primarily due to increases of $17,000 in other taxes, $11,000 in compensation and benefits, $4,000 in office supplies and postage, $3,000 in occupancy and $3,000 in advertising. These increases in non-interest expense were offset primarily by decreases of $6,000 in other general and administrative, $6,000 in legal and other professional, $4,000 in deposit insurance premium, $3,500 in data processing and $500 in furniture and equipment.

            The decrease of $6,000 in other general and administrative for the six months ended June 30, 2000 was primarily caused by the reclassification of $4,000 in FHLB demand deposit charges into data processing expense, a $3,000 decrease in supervisory examination and a $2,000 decrease in loan expense. These decreases were partially offset by increases of $1,000 in taxes-franchise, $1,000 in dues and subscriptions and $1,000 in expense account for directors.

            The decrease of $6,000 in legal and other professional for the six months ended June 30, 2000 was primarily due to a $4,000 decrease in legal and a $2,000 decrease in accounting expenses associated with the preparation of the company's reporting requirements as a public entity.

            The $17,000 increase in other taxes for the six months ended June 30, 2000 over the same period in 1999 was caused by the company beginning to accrue for a parish and city tax which is assessed on publicly held companies.

            The $11,000 increase in compensation and benefits for the six months ended June 30, 2000 was due primarily to increases of $6,000 in compensation for officers and employees, $4,000 in ESOP contributions, $4,000 in compensation for directors, $500 in payroll taxes and $500 in contributions for employee retirement. These increases were partially offset by a $4,000 decrease in other employee benefits.


Liquidity and Capital Resources

            The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Association's liquidity was 9.5% or $1.3 million in excess of the minimum OTS requirement.

            The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0%, respectively. At June 30, 2000, the Association's tangible and core capital both amounted to $3.0 million or 10.2% of adjusted total assets of $29.6 million, and the Association's risk-based capital amounted to $3.2 million or 21.2% of adjusted risk-weighted assets of $15.1 million.

            As of June 30, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                  (Dollars In Thousands)

                                              TANGIBLE     CORE     RISK-BASED
                                              CAPITAL     CAPITAL     CAPITAL
                                              -------     -------     -------
GAAP Capital                                 $3,000       $3,000      $3,000

Unrealized loss on securities available
net of taxes                                     --            9           9
Additional Capital Items:
    General Valuation Allowances                 --           --         190
                                             ------       ------      ------
Regulatory Capital Computed                   3,000        3,009       3,199

Minimum Capital Requirement                     444        1,183       1,209
                                             ------       ------      ------
Regulatory Capital Excess                    $2,556       $1,826      $1,990
                                             ======       ======      ======
Regulatory Capital as a
      Percentage                              10.18%       10.18%      21.16%

Minimum Capital Required
      as a Percentage                          1.50%        4.00%      8.00%
                                             ------       ------      ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements                            8.68%        6.18%     13.16%
                                             ======       ======      ======



            Based  on the  above  capital  ratios,  the  Association  meets  the
criteria  for  a  "well   capitalized"   institution   at  June  30,  2000.  The
Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

The Year 2000

            The Association did not experience any interruption in service or computer difficulties relating to the start of Year 2000. Additional expenses are not expected to be incurred with issues related to the Year 2000; however, management will continue to monitor our data processing.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended June 30, 2000



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

Item 4 -Submission of Matters to a Vote of Security Holders:
                         On April 26, 2000, in conjunction with the Company's annual meeting of stockholders, there were two matters submitted for a vote of security holders. (1) The election of directors Gary K. Pruitt and Edward J. Steinmetz for a term of three years expiring in 2003. Other directors whose term of office continued after the meting are: G. Lloyd Bouchereau, Jr., John L. Delahaye, Bobby E. Stanley and Danny M. Strickland. (2) To ratify the appointment of L.A. Champange & Co., L.L.P. as the Company's independent auditors for the year ending December 31, 2000. On matter (1) described above votes were cast as follows for Gary K. Pruitt: for = 151,525; withheld = 6,625; not voted = 52,720. On matter (1) described above votes were cast as follows for Edward J. Steinmetz: for = 151,550; withheld = 6,600; not voted = 52,720. On matter (2) described above votes were cast as follows: for =151,550; against 5,600; abstain = 1000; not voted 52,720.

Item 5 - Other Information:
                          There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
            (a) The following exhibit is filed herewith:
                           EXHIBIT NO.                    DESCRIPTION
                           -----------                    -----------
                             27.1                    Financial Data Schedule

            (b) Reports on Form 8-K:
                          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IBL  BANCORP, INC.
                                Registrant

Date:   August 7, 2000          By: /s/ G. Lloyd Bouchereau, Jr.
                                    ----------------------------------------
                                    G. Lloyd Bouchereau, Jr., President and
                                    Chief Executive Officer

Date:   August 7, 2000          By: /s/ Gary K.Pruitt
                                    ------------------------
                                    Gary K. Pruitt
                                    Secretary