Form 10QSB
period 2000-09-30
IBL BANCORP
filed 2000-11-13
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from ____________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]   No [_]

Shares of common stock, par value $.01 per share, outstanding as of November 7, 2000: 210,870

Transitional Small Business Disclosure Format (check one):  Yes  [_]   No [X]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2000

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of
Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements


                                                                                  Page
                                                                                  ----
Consolidated Statements Of Financial Condition At
September 30, 2000 (Unaudited) and December 31, 1999...............................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and  Nine Months Ended September 30, 2000 and 1999...................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Three and Nine Months Ended September 30, 2000 and 1999............................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three and Nine Months Ended September 30, 2000 and 1999............................7

Notes to Consolidated Financial Statements.........................................8

Item 2   - Management's Discussion and Analysis or Plan
                  of Operations....................................................11

                           PART II - OTHER INFORMATION
Item 1   - Legal Proceedings.......................................................17
Item 2   - Changes in Securities and Use of Proceeds...............................17
Item 3   - Defaults Upon Senior Securities.........................................17
Item 4   - Submission of Matters to a Vote of Security Holders.....................17
Item 5   - Other Information.......................................................17
Item 6   - Exhibits and Reports on Form 8-K........................................17

Signatures.........................................................................18









                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2000 and December 31, 1999


                                                                                  September 30,
                                                                                       2000                  December 31,
                                                                                   (Unaudited)                  1999
                                                                                   -----------               ----------
ASSETS
Cash and amounts due from depository institutions........................   $            181,290        $            770,481
Interest-bearing deposits in other institutions..........................              1,246,005                   2,121,112
                                                                            --------------------        --------------------
         Total cash......................................................              1,427,295                   2,891,593
                                                                            --------------------        --------------------
Time deposits     .......................................................              1,302,000                   1,101,000
                                                                                  --------------              --------------
Securities held-to-maturity
Mortgage-backed sec. (estimated market value $2,085,896 and $2,308,395)..              2,129,702                   2,371,700
Municipal (market value approximates cost)...............................                 70,283                           -
Mortgage-backed securities available-for-sale (amortized
 cost $5,895,458 and $3,739,649).........................................              5,904,245                   3,732,565
                                                                            --------------------        --------------------
         Total investment securities.....................................              8,104,230                   6,104,265
                                                                            --------------------        --------------------
Loans receivable  .......................................................             20,693,285                  18,549,659
Less allowance for loan losses...........................................                395,880                     406,329
                                                                            --------------------        --------------------
         Loans receivable, net...........................................             20,297,405                  18,143,330
                                                                            --------------------        --------------------
Premises and equipment, net..............................................                137,508                     154,248
Federal Home Loan Bank stock, at cost....................................                193,900                     180,200
Accrued interest receivable..............................................                166,701                     108,581
Other assets       ......................................................                 37,735                      93,134
                                                                                      -----------                -----------
                  Total assets...........................................   $         31,666,774        $         28,776,351
                                                                            ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $         24,425,355        $         22,884,393
Advances from Federal Home Loan Bank.....................................              3,301,000                   2,300,000
Advances by borrowers for taxes and insurance............................                 14,451                      12,821
Federal income taxes payable.............................................                 77,094                         477
Other liabilities and deferrals..........................................                148,858                      74,622
                                                                            --------------------        --------------------
                  Total liabilities......................................             27,966,758                  25,272,313
                                                                            --------------------        --------------------

Commitments and contingencies ...........................................                     -                            -
                                                                            --------------------        --------------------

Preferred stock - $.01 par, 2,000,000 shares authorized..................                     -                            -
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued           .......................................................                  2,109                       2,109
Additional paid-in capital...............................................              1,740,729                   1,740,201
Unearned ESOP shares.....................................................               (134,952)                   (147,603)
Unearned RRP shares......................................................                (64,984)                    (44,193)
Retained earnings - substantially restricted.............................              2,151,315                   1,958,199
Accumulated other comprehensive income (loss)............................                  5,799                      (4,675)
                                                                            --------------------        ---------------------
                  Total  stockholders' equity............................              3,700,016                   3,504,038
                                                                            --------------------                 ------------
                  Total liabilities and stockholders' equity.............   $         31,666,774        $         28,776,351
                                                                            ====================        ======================

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             Three and nine months ended September 30, 2000 and 1999


                                           -----Three months ended-----    -----Nine months ended------
                                              09/30/00       09/30/99        09/30/00      09/30/99
                                            (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                            -----------     -----------    -----------    -----------
INTEREST INCOME
Loans                                      $  421,085      $  366,768      $1,219,712      $1,098,511
Mortgage-backed securities                    134,964          80,766         363,277         192,107
FHLB stock and other securities                 3,126           2,430          11,767           7,012
Deposits                                       28,721          49,873         101,538         123,423
                                           ----------      ----------      ----------      ----------
         Total interest income                587,896         499,837       1,696,294       1,421,053
                                           ----------      ----------      ----------      ----------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts                                     36,165          24,007          92,560          65,048
 Passbook savings accounts                     21,544          22,478          73,397          70,415
 Certificate of deposit accounts              201,576         188,599         548,307         542,555
                                           ----------      ----------      ----------      ----------
         Total interest on deposits           259,285         235,084         714,264         678,018
Advances from Federal Home
 Loan Bank                                     48,489           9,945         117,693          21,349
                                           ----------      ----------      ----------      ----------
         Total interest expense               307,774         245,029         831,957         699,367
                                           ----------      ----------      ----------      ----------
                  Net interest income         280,122         254,808         864,337         721,686
Provision for losses on loans                   4,500           1,744           4,067           7,604
                                            ----------      ----------      ----------      ----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS                              275,622         253,064         860,270         714,082
                                           ----------      ----------      ----------      ----------
NON-INTEREST INCOME
Service charges on deposit accounts            20,136          20,516          57,717          59,684
Other                                           2,000           4,646          10,999          13,538
                                           ----------      ----------      ----------      ----------
         Total non-interest income             22,136          25,162          68,716          73,222
                                           ----------      ----------      ----------      ----------

NON-INTEREST EXPENSES
Compensation and benefits                      96,856          89,470         294,216         276,269
Occupancy                                       9,112           6,576          25,076          19,375
Furniture and equipment                         7,618          11,136          20,959          24,850
Deposit insurance premium                       1,215           3,170           3,636           9,468
Data processing                                15,357          21,288          45,214          59,923
Legal and other professional                   11,707          14,723          50,235          59,254
Advertising                                     4,909           4,536          14,907          11,474
Office supplies and postage                     8,456           9,313          28,155          25,010
Other taxes - share tax assessment              8,550              --          25,650              --
Other general and administrative               31,657          15,712          74,744          59,845
                                           ----------      ----------      ----------      ----------
         Total non-interest expenses          195,437         175,924         582,792         545,468
                                           ----------      ----------      ----------      ----------


Continued. . .



                                         ----Three months ended-----     ----Nine months ended----
                                           09/30/00        09/30/99      09/30/00       09/30/99
                                         (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                         -----------     -----------    -----------    -----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES .................      $ 102,321       $ 102,302       $ 346,194      $ 241,836

PROVISION FOR INCOME
 TAXES ............................         40,918          37,797         128,072         88,179
                                         =========       =========       =========      =========

NET INCOME ........................      $  61,403       $  64,505       $ 218,122      $ 153,657
                                         =========       =========       =========      =========

Basic earnings per share ..........      $     .32       $     .33       $    1.14      $     .79
                                         =========       =========       =========      =========

Diluted earnings per share ........      $     .31       $     .33       $    1.11      $     .79
                                         =========       =========       =========      =========


COMPREHENSIVE INCOME
Net income ........................      $  61,403       $  64,505       $ 218,122      $ 153,657
                                         =========       =========       =========      =========

Other comprehensive income (loss)
  Unrealized holding gains (losses)
   on securities during the period          22,631          19,607          15,871         (2,041)
  Income tax benefit (expense)
   related to unrealized holding
   gains (losses) .................         (7,695)         (6,666)         (5,397)           694
                                         ---------       ---------       ---------      ---------
Other comprehensive income (loss),
 net of  tax effects ..............         14,936          12,941          10,474         (1,347)
                                         ---------       ---------       ---------      ---------

Comprehensive income ..............      $  76,339       $  77,446       $ 228,596      $ 152,310
                                         =========       =========       =========      =========




The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 2000 and 1999




                                                                                                               Retained
                                                                                                               Earnings-
                                                            Additional        Unearned        Unearned         Substan-
                                             Common         Paid - In           ESOP             RRP            tially
                                              Stock          Capital           Shares          Shares          Restricted
                                           -----------     -----------      ------------     -----------      -----------
BALANCE, DECEMBER 31, 1998 ...........     $     2,109     $ 1,740,254      $  (165,971)     $        --      $ 1,806,496
                                           -----------     -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................              --              --               --               --          153,657
Other comprehensive income, net of tax
  Unrealized losses on securities ....              --              --               --               --               --
                                           -----------     -----------      -----------      -----------      -----------
Comprehensive income .................              --              --               --               --          153,657
                                           -----------     -----------      -----------      -----------      -----------
ESOP shares released for allocation ..              --            (369)          14,150               --               --

Dividends ............................              --              --               --               --          (23,724)
                                           -----------     -----------      -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 1999
 (Unaudited) .........................     $     2,109     $ 1,739,885      $  (151,821)     $        --      $ 1,936,429
                                           ===========     ===========      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1999 ...........     $     2,109     $ 1,740,201      $  (147,603)     $   (44,193)     $ 1,958,199
                                           -----------     -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................              --              --               --               --          218,122
Other comprehensive income, net of tax
  Unrealized gains on securities .....              --              --               --               --               --
Comprehensive income .................              --              --               --               --          218,122
ESOP shares released for allocation ..              --             528           12,651               --            1,880
Acquisition of RRP shares ............              --              --               --          (20,791)              --
Dividends ............................              --              --               --               --          (26,886)
                                           -----------     -----------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 2000
(Unaudited) ..........................     $     2,109     $ 1,740,729      $  (134,952)     $   (64,984)     $ 2,151,315
                                           ===========     ===========      ===========      ===========      ===========


                                             Accumulated
                                                Other
                                               Compre-
                                               hensive           Total
                                                Income          Equity
                                             ------------     -----------
BALANCE, DECEMBER 31, 1998 ...........       $      (293)     $ 3,382,595
                                             -----------      -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................                --          153,657
Other comprehensive income, net of tax
  Unrealized losses on securities ....            (1,347)          (1,347)
                                             -----------      -----------
Comprehensive income .................            (1,347)         152,310
                                             -----------      -----------
ESOP shares released for allocation ..                --           13,781

Dividends ............................                --          (23,724)
                                             -----------      -----------

BALANCE, SEPTEMBER 30, 1999
 (Unaudited) .........................       $    (1,640)     $ 3,524,962
                                             ===========      ===========
BALANCE, DECEMBER 31, 1999 ...........       $    (4,675)     $ 3,504,038
                                             -----------      -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................                --          218,122
Other comprehensive income, net of tax
  Unrealized gains on securities .....            10,474           10,474
                                             -----------      -----------
Comprehensive income .................            10,474          228,596
                                             -----------      -----------
ESOP shares released for allocation ..                --           15,059
Acquisition of RRP shares ............                --          (20,791)
Dividends ............................                --          (26,886)
                                             -----------      -----------
BALANCE, SEPTEMBER 30, 2000
(Unaudited) ..........................       $     5,799      $ 3,700,016
                                             ===========      ===========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999

                                                                                   2000            1999
                                                                                (Unaudited)     (Unaudited)
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................     $   218,122      $   153,657
                                                                               -----------      -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ...........................................................     .    18,023           19,512
  Provision for loan losses ..............................................           4,067            7,604
  ESOP contribution ......................................................          15,059           13,781
  Provision for deferred federal income tax benefit ......................          (3,503)          (2,666)
  Amortization of net premium on investment and mortgage-backed securities          10,012           14,073
  Net discount charged on installment loans ..............................          47,951           13,023
  Net loan fees deferred .................................................           7,144            1,911
  Stock dividends from Federal Home Loan Bank ............................         (11,600)          (6,900)
  Net increase in interest receivable ....................................         (58,120)         (34,354)
  Net decrease (increase) in other assets ................................          53,505          (16,263)
  Net increase (decrease) in interest payable ............................          11,460           (9,486)
  Net increase (decrease) in income taxes payable ........................          76,617          (54,403)
  Net increase in other liabilities ......................................          74,236           32,597
                                                                               -----------      -----------
         Total adjustments ...............................................         244,851          (21,571)
                                                                               -----------      -----------
Net cash provided by operating activities ................................         462,973          132,086
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable .........................................      (2,213,237)      (1,118,714)
Purchases of securities available-for-sale ...............................      (2,773,385)      (2,440,995)
Principal payments received on mortgage-backed securities
 available-for-sale ......................................................         611,528          353,790
Purchases of securities held-to-maturity .................................        (262,871)        (450,495)
Principal payments received on mortgage-backed securities
 held-to-maturity ........................................................         500,905          409,557
Purchase of municipal obligation .........................................         (70,283)              --
Purchase of FHLB stock ...................................................          (2,100)              --
Proceeds from sale of foreclosed assets ..................................              --           10,500
Purchases of office property and equipment ...............................          (1,283)         (22,800)
Certificates of deposits acquired ........................................        (300,000)        (606,000)
Maturity of certificates of deposit ......................................          99,000          100,000
                                                                               -----------      -----------
Net cash used in investing activities ....................................      (4,411,726)      (3,765,157)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts .........................................       1,529,502        3,799,601
Net increase (decrease) in advances by borrowers for taxes and insurance .           1,630             (929)
Cash dividends ...........................................................         (26,886)         (23,724)
Acquisition of RRP shares ................................................         (20,791)              --
Advances from Federal Home Loan Bank .....................................       1,001,000        1,150,000
                                                                               -----------      -----------
Net cash provided by financing activities ................................       2,484,455        4,924,948
                                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH ..........................................      (1,464,298)       1,291,877
Cash - beginning of period ...............................................       2,891,593        1,858,498
                                                                               -----------      -----------
Cash - end of period .....................................................     $ 1,427,295      $ 3,150,375
                                                                               ===========      ===========

The accompanying notes are an integral part of these financial statements

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2000

A:                BASIS OF PRESENTATION

                  The accompanying consolidated financial statements for the period ended September 30, 2000 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

                  The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

                  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $13,663 for the nine months ended September 30, 2000 based on the quarterly release of shares.

C:                RECOGNITION AND RETENTION PLAN

                  On October 20, 1999,  the  Company's  stockholders  approved a
                  Recognition and Retention Plan (RRP) as an incentive to retain personnel  of  experience  and ability in key  positions.  The shareholders  approved a total of 8,434  shares of stock to be acquired  for the  Plan,  of  which  7,169  shares  have  been allocated for distribution to key employees and directors.  As shares are acquired for the plan,  the purchase price of these shares is recorded as unearned  compensation,  a contra equity account.  As the shares  are  distributed,  the contra  equity account is reduced.
C:                RECOGNITION AND RETENTION PLAN (Continued)

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

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2000



                  A summary of the changes in restricted stock follows:

                                               Unawarded    Awarded
                                                 Shares      Shares
                                               ---------    --------
                 Balance, January 1, 1999 ..         --          --
                 Purchased by Plan .........      8,434          --
                 Granted ...................     (7,169)      7,169
                 Earned and issued .........         --      (2,390)
                                                 ------      ------
                 Balance, September 30, 2000      1,265       4,779
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


                  The following table summarizes the activity related to stock options:

                                           Exercise    Available     Options
                                             Price     for Grant   Outstanding
                                             -----     ---------   -----------
                  At inception ........                  21,087           --
                  Granted .............     $ 10.50     (17,925)      17,925
                  Cancelled ...........                       --          --
                  Exercised ...........                       --          --
                                                         -------      ------
                  At September 30, 2000                    3,162      17,925
                                                         =======      =======





E:                EARNINGS PER SHARE

                  The following table provides a reconciliation between basic and diluted earnings per share:

                                                            For the three months ended September 30, 2000
                                                            ---------------------------------------------
                                                                              Weighted
                                                                              Average
                                                                 Income        Shares       Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------   ---------
                  Net income ..............................     $61,403
                                                                -------
                  Basic earnings per share
                  Income available to common stockholders .      61,403       190,915       $   0.32
                                                                                            ========
                  Effect of dilutive securities
                  RRP shares granted ......................          --         4,778
                                                                 ------       -------
                  Diluted earnings per share
                  Income available to common stockholders +
                   assumed conversions ....................     $61,403       195,693       $   0.31
                                                                =======       =======       ========

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2000

                                                            For the nine months ended September 30, 2000
                                                            --------------------------------------------
                                                                                           Weighted
                                                                                           Average
                                                                  Income       Shares     Per-Share
                                                               (Numerator)  (Denominator)  Amount
                                                               -----------  ------------  ---------
                  Net income ..............................     $218,122
                                                                --------
                  Basic earnings per share
                  Income available to common stockholders .      218,122      190,927     $   1.14
                                                                                          ========
                  Effect of dilutive securities
                  RRP shares granted ......................           --        4,778
                                                                --------      -------
                  Diluted earnings per share
                  Income available to common stockholders +
                   assumed conversions ....................     $218,122      195,705     $   1.11
                                                                ========      =======     ========



                  The computation of basic earnings per share includes reported net income in the numerator and the weighted average number of shares outstanding of 195,272 for the three months ended September 30, 1999 and 194,853 for the nine months then ended in the denominator.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                  The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 with the same periods in 1999. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

                  The Company's total assets increased $2,890,000 or 10.0% from $28.8 million at December 31, 1999 to $31.7 million at September 30, 2000. This increase was primarily due to increases of $2,154,000 in net loans receivable, $2,000,000 in investment securities, and $201,000 in time deposits. These increases were offset by a decrease in cash and cash equivalents of $1,464,000.

                  The mortgage-backed securities portfolio increased by $1,930,000 or 31.6% from $6,104,000 at December 31, 1999 to $8,034,000 at
September 30, 2000, due to purchases of $3,036,000 in the first nine months of 2000 funded by increases in deposits, advances from

Federal Home Loan Bank and the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.

                  The Company also purchased a municipal bond in the amount of $70,000 in the first nine months of 2000. At December 31, 1999, the Company had no municipal bonds.

                  The demand for mortgage loans in the Association's market area increased during the past nine months. The net loan portfolio increased $2,154,000 or 11.9% from $18,143,000 at December 31, 1999 to $20,297,000 at
September 30, 2000. This increase consisted mainly of single-family residential mortgage loans and was also funded by increases in deposits and the reallocation of Year 2000 cash.

                  Time deposits increased by $201,000 or 18.3% from $1,101,000 at December 31, 1999 to $1,302,000 at September 30, 2000. This increase was primarily due to the purchase of short-term certificates of deposit.

                    Cash and amounts due from depository institutions decreased by $589,000 or 76.5% from $770,000 at December 31, 1999 to $181,000 at September
30, 2000. Interest-bearing deposits in other institutions decreased by $875,000 or 41.3% from $2,121,000 at December 31, 1999 to $1,246,000 at September 30,
2000. Both of these decreases were primarily due to the reallocation of the excess liquidity that was built up in accordance with the Company's Year 2000 Plan.

                  Deposits increased by $1,541,000 or 6.7% from $22,884,000 at December 31, 1999 to $24,425,000 at September 30, 2000. This increase was offset by a $628,000 decrease in governmental funds on deposit at the Association.

                    Advances from Federal Home Loan Bank increased $1,001,000 or 43.5% from $2,300,000 at December 31, 1999 to $3,301,000 at September 30, 2000.
This increase was primarily used for the purchase of mortgage-backed securities.

                    Total stockholders' equity increased by $196,000 during the past nine months. Net income of $218,000, a $13,000 decrease in unearned ESOP shares which caused a $2,000 increase in retained earnings substantially restricted, a $10,000 increase in unrealized gains on available-for-sale investment securities and a $1,000 increase in additional paid-in capital increased stockholders' equity during the period. These factors were partially offset by the payment of three quarterly dividends totaling $27,000 and an increase in unearned RRP shares of $21,000 during this period. Stockholders' equity at September 30, 2000 totaled $3,700,000 or 11.7% of total assets compared to stockholders' equity of $3,504,000 or 12.2% of total assets at December 31, 1999.

                  The Association's total classified assets for regulatory purposes at September 30, 2000 (excluding loss assets specifically reserved for) amounted to $633,000, all of which was classified as substandard. The largest classified asset at September 30, 2000 consisted of a $70,000 adjustable-rate residential loan. The remaining $563,000 of substandard assets at September 30, 2000 consisted of 17 residential mortgage loans totaling $453,000 and 7 consumer loans totaling $110,000.

Results of Operations

                  The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the nine months ended September 30, 2000 and 1999, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

                  Net income decreased by $3,000 or 4.8% in the quarter ended September 30, 2000 and increased by $64,000 or 42.0% in the first nine months of 2000 compared to the respective 1999 periods. The decrease in the September 30, 2000 quarter was due to a $19,500 increase in non-interest expense, a $3,000 increase in provision for income tax, a $3,000 decrease in non-interest income and a $3,000 increase in provision for loan losses. These items were partially offset by a $25,500 increase in net interest income. The increase in net income for the nine-month period ending September 30, 2000 was primarily due to an increase of $146,000 in net interest income after provision for loan losses offset by a $40,000 increase in provision for income taxes, a $37,000 increase in non-interest expenses and a $5,000 decrease in non-interest income.

                    The $25,500 increase in net interest income in the third quarter of 2000, over the same period in 1999, was primarily due to increases in interest-earning assets funded by increased deposits and advances from the Federal Home Loan Bank. This increase in net interest income can also be attributed to an increase in the average interest rate spread from 3.15% in the quarter ended September 30, 1999 to 3.20% in the third quarter of 2000. The average yield on interest-earning assets increased from 7.03% in the quarter ended September 30, 1999 to 7.73% in the third quarter of 2000, while the average rate on interest-bearing liabilities increased from 3.88% in the third quarter of 1999 to 4.53% in the third quarter of 2000. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. This increase in asset yield can also be attributed to the reallocation of the excess cash liquidity built up for the Year 2000 into higher yielding interest-earning assets.

                  The $143,000 increase in net interest income in the first nine months of 2000 compared to the first nine months of 1999 was also primarily due to increases in interest-earning assets funded by increased deposits and advances from Federal Home Loan Bank. The increase in net interest income during this period can also be attributed to an increase in the average interest rate spread from 3.09% in the nine month period ending September 30, 1999 to 3.42% in the nine month period ending September 30, 2000. The average yield on interest-earning assets increased from 7.06% in the first nine months of 1999 to 7.62% in the first nine months of 2000, while the average rate on interest-bearing liabilities increased from 3.97% to 4.20% over the same period. This increase in asset yield can also be attributed to the reallocation of the excess liquidity built up for the Year 2000 into higher interest-earning assets.

                  Total interest income increased by $88,000 or 17.6% in the quarter ended September 30, 2000 and increased $275,000 or 19.4% in the first nine months of 2000 over the comparable 1999 periods due to higher balances and higher yields. The average balance of total interest-earning assets increased from $26.2 million in the first nine months of 1999 to $30.1 million in the first nine months of 2000.

                    Total interest expense increased by $63,000 or 25.6% for the quarter ended September 30, 2000 and $132,000 or 19.0% for the first nine months of 2000 compared to the respective 1999 periods. The increase in the quarter period was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $39,000 and an increase in total interest paid on deposit accounts of $24,000. The increase in the nine-month period was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $96,000 and an increase in total interest paid on deposit accounts of $36,000. The increase in interest paid on deposits and advances is a result of both higher volumes and higher average interest rates paid.

                    The provision for loan losses increased by $3,000 for the quarter ended September 30, 2000 and decreased $4,000 in the first nine months of 2000 from the comparable 1999 periods. At September 30, 2000, the Association's total non-accruing loans amounted to $405,000. The allowance for loan losses amounted to $396,000 at September 30, 2000, representing 1.9% of the total loans held in portfolio and 97.8% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses needed to be increased by $4,500 in the September quarter in light of the current asset quality of the loan portfolio.

                    Non-interest income decreased by $3,000 or 12.0% in the quarter ended September 30, 2000 and decreased $5,000 or 6.2% in the first nine months of 2000 from the comparable 1999 periods. The decrease in the quarter was primarily due to a $3,000 decrease in commissions on credit life insurance. The decrease in the nine-month period was primarily due to a decrease in commissions on credit life insurance of $3,000 and a decrease in service charges on deposit accounts of $2,000.

                    Non-interest expenses increased by $20,000 or 11.1% in the quarter ended September 30, 2000 and increased $37,000 or 6.8% in the first nine months of 2000 from the comparable 1999 periods. The increase in the quarter was primarily due to increases of $16,000 in other general and administrative, $9,000 in other taxes, $7,000 in compensation and benefits and $3,000 in occupancy. These increases in non-interest expenses were partially offset by decreases of $6,000 in data processing, $4,000 in furniture and equipment, $3,000 in legal and other professional and $2,000 in deposit insurance premium. The increase in the nine-month period was primarily due to increases of $26,000 in other taxes, $18,000 in compensation and benefits, $15,000 in other general and administrative, $6,000 in occupancy, $3,000 in advertising and $3,000 in office supplies and postage. These increases in non-interest expense were offset primarily by decreases of $15,000 in data processing, $9,000 in legal and other professional, $6,000 in deposit insurance premium and $4,000 in furniture and equipment.

                  The $26,000 increase in other taxes for the nine months ended September 30, 2000 over the same period in 1999 was caused by the Company beginning to accrue for a parish and city tax which is assessed on publicly held companies.


                  The $18,000 increase in compensation and benefits for the nine months ended September 30, 2000 was due primarily to increases of $10,000 in compensation for officers and employees, $5,000 in ESOP contributions, $4,000 in employee retirement contributions, $3,500 in compensation for directors and $500 in payroll taxes. These increases were partially offset by a $5,000 decrease in other employee benefits.

                  The increase of $15,000 in other general and administrative for the nine months ended September 30, 2000 was primarily caused by the reclassification of $8,500 in FHLB demand deposit charges into other general and administrative from data processing expense. The $15,000 increase was further caused by increases of $6,000 in other operating expense, $2,000 in officers and employees expense account, $1,000 in dues and subscriptions and $1,000 in franchise tax. These increases were partially offset by decreases of $2,500 in loan expense and $1,000 in supervisory examination fees.

                  The increase of $6,000 in occupancy for the nine months ended September 30, 2000 was primarily due to a $4,000 increase in office building taxes and assessments and a $1,000 increase in both office building depreciation and utilities.

                  The increase in provision for income taxes is primarily due to an increase in pre-tax earnings.

Liquidity and Capital Resources

                  The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2000, the Association's liquidity was 9.1% or $1.3 million in excess of the minimum OTS requirement.

                  The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0%, and 8.0%, respectively. At September 30, 2000, the Association's tangible and core capital both amounted to $3.1 million or 9.9% of adjusted total assets of $31.1 million, and the Association's risk-based capital amounted to $3.3 million or 20.5% of adjusted risk-weighted assets of $15.9 million.






As of September 30, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:
(Dollars In Thousands)

                                           TANGIBLE       CORE     RISK-BASED
                                            CAPITAL     CAPITAL     CAPITAL
                                            -------     -------     -------
GAAP Capital                                $3,063      $3,063      $3,063

Unrealized loss on securities available
for sale net of taxes                           --          (6)         (6)
Additional Capital Items:
    General Valuation Allowances                --          --         200
                                            ------      ------      ------
Regulatory Capital Computed                  3,063       3,057       3,257

Minimum Capital Requirement                    466       1,242       1,276
                                            ------      ------      ------
Regulatory Capital Excess                   $2,597      $1,815      $1,981
                                            ======      ======      ======
Regulatory Capital as a
         Percentage                           9.86%       9.86%      20.46%

Minimum Capital Required
         as a Percentage                      1.50%       4.00%       8.00%
                                            ------      ------      ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements                           8.36%       5.86%      12.46%
                                            ======      ======      ======

                  Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 2000. The
Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

The Year 2000

                  The Association did not experience any interruption in service or computer difficulties relating to the start of Year 2000. Additional expenses for issues related to the Year 2000 are not expected to be incurred; however, management will continue to monitor our data processing.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended September 30, 2000



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

Item 6 - Exhibits and Reports on Form 8-K:

           (a) The following exhibit is filed herewith:

                  EXHIBIT NO.              DESCRIPTION
                    27.1             Financial Data Schedule

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. IBL BANCORP, INC. Registrant


Date:  November 7, 2000           By:  /s/ G. Lloyd Bouchereau, Jr.
                                       ----------------------------------------
                                       G. Lloyd Bouchereau, Jr., President and
                                            Chief Executive Officer

Date:   November 7, 2000          By:  /s/ Gary K.Pruitt
                                       ----------------------------------------
                                       Gary K. Pruitt
                                            Secretary