Form 10KSB
period 2000-12-31
IBL BANCORP
filed 2001-03-23
CIK 1064160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000: $2,379,698

As of March 16, 2001, the aggregate market value of the 142,475 shares of Common Stock of the Issuer held by non-affiliates, which excludes 68,395 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $1.76 million. This figure is based on the average of the bid and asked prices of $12.38 per share of the Issuer's Common Stock on March 16, 2001.

Number of shares of Common Stock outstanding on March 16, 2001: 210,870 Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 and Part III,
Item 13 of this Form l0-KSB.

         (2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders filed on March 27, 2001 are incorporated into Part III, Items 9 through 12 of this Form l0-KSB.

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

           The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1915. The Association conducts business from its office in Plaquemine, Louisiana. At December 31, 2000, the Company had $32.3 million of total assets, $28.4 million of total liabilities, including $24.6 million of deposits, and $3.8 million of total stockholders' equity (representing 11.8% of total assets).

           The Association is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family residences (one-to-four units) located mainly in the parishes of Iberville and West Baton Rouge. To a lesser extent, the Association also originates consumer loans, construction loans and commercial real estate loans. At December 31, 2000, the Company's net loans receivable totaled $20.7 million or 65.3% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $14.0 million or 63.4% of the Company's total loan portfolio at December 31, 2000. In addition, the Association invests in mortgaged-backed securities and certificates of deposit. The Company had $8.3 million of mortgage-backed securities at December 31, 2000, representing 25.7% of total assets. Of the $8.3 million of mortgage-backed securities, $334,000 matures within five years of December 31, 2000. Also at December 31, 2000, the Company had $1.1 million or 3.4% of total assets in certificates of deposits with other financial institutions, all of which will mature within the next three years.

           The Association is a community-oriented savings institution, which emphasizes retail lending and deposit products, customer service and convenience. The Association has generally sought to achieve long-term financial strength and stability by (1) increasing the amount and stability of its net interest income, (2) managing its assets and liabilities to reduce its vulnerability to changes in interest rates, and (3) maintaining a low level of non-performing assets. Highlights of the Association's business strategy include the following.

           Capital Position. As of December 31, 2000, the Association had total stockholder's equity of $3.2 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.1%, 10.0% and 21.2%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

           Profitability. The Company has been profitable in each of the last three years. At December 31, 2000, net income was $297,000 compared to $184,000 and $195,000 in 1999 and 1998, respectively.

           Asset Quality. The Company's total non-performing assets were 1.2% of total assets at December 31, 2000 compared to 0.4% and 1.0% of total assets at December 31, 1999 and 1998, respectively. Non-accruing single-family residential loans and consumer loans represented 100% of the total non-performing assets at December 31, 2000, 1999 and 1998. At December 31, 2000, the Company's allowance for loan losses amounted to $396,000 or 1.9% of the total loan portfolio.

           Interest Rate Risk. The primary elements of the Company's strategy to manage its interest rate risk include (1) emphasizing the origination of adjustable-rate mortgages ("ARMs"), (2) purchasing adjustable-rate mortgage-backed securities, (3) since mid-1996, originating fixed-rate single-family residential loans to meet customer demand, and (4) maintaining lower-costing passbook and negotiable order of withdrawal ("NOW") accounts. Based upon certain repricing assumptions, the Company's interest-bearing liabilities repricing or maturing within one year exceeded its interest-earning assets with similar characteristics by $1.3 million or 4.0% of total assets at December 31, 2000.

           Community Orientation. The Company is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 2000, most of the Company's loans were to residents of its primary market area of Iberville and West Baton Rouge parishes. The Company intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

           Market Area

           The Company's primary market area consists of Iberville and West Baton Rouge parishes in Louisiana. These parishes maintain a large commuter population with residents commuting to jobs in Baton Rouge. The population of Iberville Parish was approximately the same in 2000 as in 1990, while the population of West Baton Rouge Parish increased by approximately 6.3% during this period. The unemployment rate for Iberville and West Baton Rouge Parishes was 8.5% and 5.7%, respectively, in 2000, compared to 5.4% for Louisiana and 4.0% for the United States. In addition, the per capita income for Iberville and West Baton Rouge Parishes in 1994 was $16,000 and $17,300, respectively, compared to $18,100 for Louisiana and $22,000 for the United States.

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

           Lending Activities

           Loan Portfolio Composition. At December 31, 2000, the Company's net loan portfolio totaled $20.7 million, representing approximately 64.1% of the Company's $32.3 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 2000 were loans originated by the Association. The principal lending activity of the Association is the origination of single-family residential loans, consumer loans, construction loans and to a lesser extent commercial real estate loans and land loans. At December 31, 2000, single-family residential and consumer loans amounted to 63.4% and 22.1%, respectively, of the Company's total loan portfolio, while construction loans and commercial real estate loans represented 6.7% and 6.3%, respectively, of the total loan portfolio, in each case before net items.

           Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

IBL Bancorp, Inc.
Loan Portfolio Composition
                                                                                December 31,
                                                  ------------------------------------------------------------------------------
                                                         2000                      1999                            1998
                                                  --------------------      ----------------------       -----------------------
                                                  Amount       Percent      Amount         Percent       Amount          Percent
                                                  ------       -------      ------         -------       ------          -------
                                                                            (Dollars in Thousands)
Real estate loans
        Single-family residential                 $13,964       63.36%     $12,387          64.10%       $12,488          67.47%
        Construction                                1,473        6.68%         776           4.02%           692           3.74%
        Commercial real estate                      1,381        6.27%       1,309           6.78%           896           4.84%
        Land                                          345        1.57%         401           2.08%           238           1.29%
                                                  -------       -----      -------          -----        -------          -----
                  Total real estate loans          17,163       77.88%      14,873          76.98%        14,314          77.34%
Consumer loans
        Home equity and improvement                   980        4.45%         956           4.95%         1,005           5.43%
        Loans secured by savings accounts             547        2.48%         555           2.87%           617           3.33%
        Automobile                                  1,640        7.44%       1,466           7.59%         1,251           6.76%
        Unsecured                                   1,492        6.77%       1,339           6.93%         1,228           6.63%
        Other                                         217        0.98%         131           0.68%            94           0.51%
                                                  -------       -----      -------          -----        -------          -----
                  Total consumer loans              4,876       22.12%       4,447          23.02%         4,195          22.66%
                                                  -------       -----      -------          -----        -------          -----
                  Total loans                      22,039      100.00%      19,320         100.00%        18,509         100.00%
Less:                                                          ======                      ======                        ======
        Unearned discount                             290                      244                           229
        Loans in process                              671                      517                           650
        Deferred fees                                  12                       10                             9
        Allowance for loan losses                     396                      406                           412
                                                  -------                  -------                       -------
                  Total loans receivable, net     $20,670                  $18,143                       $17,209
                                                  =======                  =======                       =======


           Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 2000 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2000 is shown in the appropriate year of the loan's final maturity.


BL Bancorp, Inc.
Loan Contractual Terms to Final Maturities


                                            Single-                      Commercial
                                            family                          real
                                          residential   Construction       estate       Land     Consumer       Total
                                          -----------   ------------       ------       ----     --------       -----
                                                              (Dollars in Thousands)
Amounts due after December 31, 2000 in:
  One year or less                          $   116         $ 1,473        $   466     $    --     $ 1,293     $ 3,348
  After one through two years                    83              --             34           5         565         687
  After two through three years                 367              --             --          28         768       1,163
  After three through five years                340              --             --          33       1,639       2,012
  After five through ten years                2,969              --             95         213         468       3,745
  After ten through fifteen years             3,017              --            333          66         143       3,559
  After fifteen years                         7,072              --            453          --          --       7,525
                                            -------         -------        -------     -------     -------     -------
        Total loans (1)                     $13,964         $ 1,473        $ 1,381     $   345     $ 4,876     $22,039
                                            =======         =======        =======     =======     =======     =======


 (1) Gross of unearned discount, loans in process, deferred loan origination fees and the allowance for loan losses.


           The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 2000 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.


IBL Bancorp, Inc.
Fixed and Variable Rate Loans


                                                Due  After One Year From
                                                    December 31, 2000
                                                    -----------------
                                                        Floating or
                                              Fixed      Adjustable
                                              Rates         Rates         Total
                                              -----         -----         -----
                                                   (Dollars in Thousands)
Single-family residential loans              $ 3,177       $10,671       $13,848
Commercial real estate loans                      --           915           915
Land loans                                       259            86           345
Consumer loans                                 3,252           331         3,583
                                             -------       -------       -------
Total loans                                  $ 6,688       $12,003       $18,691
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


IBL Bancorp, Inc.
Origination of Loans
                                                                December 31,
                                                                ------------
                                                       2000         1999         1998
                                                     -------      -------      -------
                                                         (Dollars in Thousands)
Loan originations
          Single-family residential
            Loans for portfolio                      $ 3,794      $ 2,696      $ 2,484
          Construction                                 1,493          776          692
          Commercial real estate                         122           52          507
          Land                                            84          269           93
          Consumer                                     2,222        2,421        1,989
                                                     -------      -------      -------
              Total loans originated                   7,715        6,214        5,765
                                                     -------      -------      -------
Reductions
          Loan principal reductions                   (5,394)      (5,170)      (4,421)
Increase (decrease) due to other items - net (1)         206         (110)        (453)
                                                     -------      -------      -------
Net increase in loan portfolio                       $ 2,527      $   934      $   891
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

           Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Iberville and West Baton Rouge Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2000, the Association was well within each of the above lending limits.

           A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (a) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (b) $500,000. At December 31, 2000, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities amounted to $433,000, $387,000, $338,000, $244,000, and $237,000, respectively, at such date. In addition to these, the Association had a participation loan with a balance of $361,000 at December 31, 2000. All of the Association's five largest loans or groups of loans were performing in accordance of their terms at December 31, 2000. The $433,000 borrowing relationship is a single-family residential loan. The $387,000 borrowing relationship consists of a commercial real estate loan in the amount of $338,000, a single-family residential loan in the amount of $17,000 and three consumer loans with total balances of $32,000.

           Loans on Existing Residential Properties. The primary real estate lending activity of the Association is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 2000, $14.0 million or 63.4% of the Company's total loan portfolio, before net items, consisted of single-family residential loans.

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

           Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The
Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 2000, single-family residential ARMs represented $10.7 million or 48.6% of the total loan portfolio, before net items.

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

           The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 2000, the Company's non-accruing residential loans were $220,000. See "-Asset Quality."

           The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, consumer preference for fixed-rate loans has increased. In mid-1996, the Association began offering 15 year, fixed-rate residential loans for retention in its portfolio, which loans totaled $3.2 million at December 31, 2000.

           Construction Loans. At December 31, 2000, $1.5 million or 6.7% of the Association's total loan portfolio, before net items, consisted of seven construction loans. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. Of the seven construction, loans six were for the construction of single-family dwellings in the amounts of $600,000, $200,000, $180,000, $150,000, $100,000 and $83,000 at December 31,
2000, including amounts not yet disbursed. The remaining construction loan was for the construction of a restaurant and was in the amount of $160,000 at December 31, 2000, including amounts not yet disbursed. These construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase. The adjustable-interest rate is not determined until the end of the construction phase, and the Association does not charge an additional loan origination fee when the construction loan is converted to a permanent loan.

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

           Commercial Real Estate Loans. The Association's commercial real estate loan portfolio primarily consists of loans secured by retail establishments and two trailer parks located within the Association's primary market area. Commercial real estate loans amounted to $1.4 million or 6.3% of the total loan portfolio at December 31, 2000. The largest commercial real estate loan at December 31, 2000 was a loan secured by several commercial properties, a rental house and a personal residence and amounted to $338,000 at such date. The average balance of commercial real estate loans at December 31, 2000 was approximately $106,000.

           Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. The Association uses the same index for commercial loans as it uses for single-family residential loans, except that the margin for commercial loans is generally 1.25% above the index. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. A total of $52,000 of commercial real estate loans were originated in 1999, and $122,000 were originated in 2000.

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

           Land Loans. As of December 31, 2000, the Association's land loans are secured by vacant lots. These loans are generally for a maximum of seven years and are fully amortizing. At December 31, 2000, the Association's land loans amounted to $345,000 or 1.6% of the total loan portfolio. Of such amount, $259,000 of the land loans had fixed rates while $86,000 had adjustable interest rates. In 1998, the Association agreed to participate in a $5.5 million loan with seven other financial institutions to finance the development of 400 acres of land in the Association's market area. The Association has a $385,000 or 7% interest in the loan, and the funds will be disbursed as the development progresses. As of December 31, 2000, $361,000 was outstanding on this participation loan. The land is being developed into an 18-hole golf course and into vacant lots for single-family residences. As of the filing of this report, 55 lots had been sold, thirteen houses were complete and two other homes were in various stages of construction. The loan bears an interest rate of 1% below a specified prime rate, and the loan will be repaid as the lots are sold.

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

           Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Association is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2000, $4.9 million or 22.1% of the total loan portfolio consisted of consumer loans.

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

           Home equity and improvement loans are originated by the Association for generally up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Association secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. The loans have a maximum term of 15 years. At December 31, 2000, home equity and improvement loans totaled $1.0 million or 4.5% of the total loan portfolio.

           The Association offers loans secured by deposit accounts in the Association, which loans amounted to $547,000 or 2.5% of the total loan portfolio at December 31, 2000. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%, subject to a minimum interest rate of 7% on the loan.

           The Association offers automobile loans on both new and used vehicles. There is a fairly even split among loans secured by new and used vehicles. The automobile loans have fixed rates of interest and terms of up to five years for new vehicles and four years for used vehicles. Automobile loans amounted to $1.6 million or 7.4% of the total loan portfolio at December 31, 2000.

           The unsecured loans originated by the Association are generally for a maximum of $5,000 and a maximum term of 36 months, although the Association's policy permits up to $10,000 unsecured loans for a term of up to 48 months. These loans bear a fixed rate of interest and generally require monthly payments of principal and interest. The amount of unsecured loans at December 31, 2000 was $1.5 million or 6.8% of the total loan portfolio.

           Other consumer loans primarily consist of mobile home loans and overdrafts and amounted to $217,000 or 1.0% of the total loan portfolio at December 31, 2000.

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

           In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and cost associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, the Association had $12,000 of loan fees which had been deferred and are being recognized as income over the contractual life of the related loans.

           Asset Quality

           Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

IBL Bancorp, Inc.
Delinquent Loans
                                                                           December 31, 2000
                                      ------------------------------------------------------------------------------------------
                                        Single-family            Commercial
                                         Residential              Real Estate              Consumer                Total
                                      Amount      Percent     Amount     Percent       Amount    Percent     Amount      Percent
                                      ------      -------     ------     -------       ------    -------     ------      -------
                                                         (Dollars in Thousands)
Loans Delinquent for:
        30-59 days                    $  752        3.41%      $   50        0.23%     $  246      1.11%      $1,048        4.75%
        60 - 89 days                     222        1.01%          --        0.00%        141      0.64%         363        1.65%
        90 days and over                 220        1.00%          30        0.13%        143      0.65%         393        1.78%
                                      ------        ----       ------        ----      ------      ----       ------        ----
            Total delinquent loans    $1,194        5.42%      $   80        0.36%     $  530      2.40%      $1,804        8.18%
                                      ======        ====       ======        ====      ======      ====       ======        ====



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

           If foreclosure is effected, the property is sold at a sheriff's sale. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 2000, the Association had no real estate owned.

           The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated.

IBL Bancorp, Inc.
Non-performing Assets
                                                            December 31,
                                                            ------------
                                                    2000        1999       1998
                                                     ----       ----       ----
                                                       (Dollars in Thousands)
Nonaccrual loans:
  Single-family residential                          $220       $ 65       $147
  Construction                                         --         --         --
  Commercial real estate                               30         --         --
  Land                                                 --         --         --
  Consumer                                            143         54         95
    Total non-accrual loans                           393        119        242
Real estate owned                                      --         --         --
                                                     ----       ----       ----
      Total non-performing assets                    $393       $119       $242
                                                     ====       ====       ====
Total non-performing loans as a percent
 of total loans                                      1.78%      0.62%      1.31%
                                                     ====       ====       ====
Total non-performing assets as a percent
 of total assets                                     1.22%      0.41%      1.01%
                                                     ====       ====       ====

           The $393,000 of non-accruing loans at December 31, 2000 consisted of six single-family residential loans, of which the largest was $69,000, and 31 consumer loans.

           If the $393,000 of non-accruing loans at December 31, 2000 had been current in accordance with their terms during 2000, the gross interest income on such loans would have been $26,000. A total of $16,000 of interest income on these non-accruing loans was actually recorded in 2000.

           Classified Assets. All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 2000 (excluding loss assets specifically reserved for), amounted to $590,000, all of which was classified as substandard. The largest classified asset at December 31, 2000 consisted of a $69,000 adjustable-rate single-family dwelling. The remaining $521,000 of substandard assets at December 31, 2000 consisted of 15 residential mortgage loans totaling $402,000, one commercial real estate loan of $30,000 and five consumer loans totaling $89,000.

           Allowance for Loan Losses. At December 31, 2000, the Company's allowance for loan losses amounted to $396,000 or 1.9% of the total loan portfolio. The Association's loan portfolio consists primarily of single-family residential loans, consumer loans and, to a lesser extent, commercial real estate loans, construction loans and land loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

           The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:


IBL Bancorp, Inc.
Allowance for Loan Losses
                                                   Years Ended December 31,

                                               2000         1999         1998
                                              -------      -------      -------
                                                   (Dollars in Thousands)
Total loans outstanding at end of period      $22,039      $19,320      $18,509
                                              =======      =======      =======

Average loans outstanding                     $19,677      $18,066      $16,611
                                              =======      =======      =======

Balance at beginning of period                $   406      $   412      $   404
Charge offs (1)                                    15           16           13
Recoveries (2)                                      1            1           --
                                              -------      -------      -------
  Net charge offs                                  14           15           13
Provision for loan losses                           4            9           21
                                              -------      -------      -------
Balance at end of period                      $   396      $   406      $   412
                                              =======      =======      =======

Allowance for loan losses as a percent of
 total loans outstanding                         1.80%        2.10%        2.23%
                                              =======      =======      =======

Ratio of net charge-offs to average
 loans outstanding                               0.07%        0.08%        0.08%
                                              =======      =======      =======


  (1)  Consists solely of consumer loans.
  (2)  Includes consumer loans of $1,000 in 2000 and 1999.

           The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

IBL Bancorp, Inc.
Allowance for Loan Losses by Type
                                                                          December 31,
                                           --------------------------------------------------------------------------
                                                    2000                      1999                     1998
                                           -----------------------    ----------------------   ----------------------
                                                           Loan                      Loan                     Loan
                                                         Category                  Category                 Category
                                             Amount        as a %      Amount        as a %     Amount        as a %
                                               of         of Total       of         of Total      of         of Total
                                            Allowance      Loans      Allowance      Loans     Allowance      Loans
                                            ---------      -----      ---------      -----     ---------      -----
                                                                     (Dollars in Thousands)
Loan Type
        Single-family residential             $294         63.36%      $338         64.10%     $358         67.47%
        Construction                            --          6.68%        --          4.02%       --          3.74%
        Commercial real estate                  --          6.27%        --          6.78%       --          4.84%
        Land                                    --          1.57%        --          2.08%       --          1.29%
        Consumer                               102         22.12%        68         23.02%       54         22.66%
                                              ----        ------       ----        ------      ----        ------
                  Total real estate loans     $396        100.00%      $406        100.00%     $412        100.00%
                                              ====        ======       ====        ======      ====        ======

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

           The Freddie Mac, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. The Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. The Ginnie
Mae is a government agency within the Department of Housing and Urban Development, which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration ("FHA"), or guaranteed by the Veterans Administration
("VA"), and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by the Ginnie Mae and backed by the full faith and credit of the U.S. Government. Because the Freddie Mac, the Fannie Mae and the Ginnie Mae were established to provide support for low- and middle-income housing, there are limits to the maximum size of the loans that qualify for these programs. For example, the Fannie Mae and the Freddie Mac currently limit their loans secured by a single-family, owner-occupied residence to $275,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

           Of the $8.3 million of mortgage-backed securities at December 31, 2000, $2.1 million was accounted for as held to maturity and had an aggregate market value of $2.1 million at such date. The remaining $6.2 million of mortgage-backed securities at December 31, 2000 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which is filed as Exhibit 13.0 hereto ("2000 Annual Report").

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

IBL Bancorp, Inc.
Mortgage-backed Securities Portfolio
                                                          December 31,
                                                  ----------------------------
                                                   2000      1999         1998
                                                  ------     ------     ------
                                                    (Dollars in Thousands)
Mortgage-backed securities held to maturity
  Fannie Mae                                      $1,442     $1,461     $1,402
  Freddie Mac                                        552        819        601
  Gennie Mae                                          74         92        119
                                                  ------     ------     ------

    Subtotal - held to maturity                    2,068      2,372      2,122
                                                  ------     ------     ------
Mortgage-backed securities available for sale
  Fannie Mae                                       4,175      2,147      1,348
  Freddie Mac                                        853        436         --
  Gennie Mae                                       1,206      1,149        106
                                                  ------     ------     ------
    Subtotal - available for sale                  6,234      3,732      1,454
                                                  ------     ------     ------

      Total                                       $8,302     $6,104     $3,576
                                                  ======     ======     ======



           Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2000 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

           The following table sets forth the purchases and principal repayments of the Company's mortgage-backed securities during the periods indicated. There were no sales during the periods shown.




IBL Bancorp, Inc.
Mortgage-backed Securities Portfolio Activity
                                                             At or For The Year Ended
                                                                   December 31,
                                                                   ------------
                                                         2000          1999         1998
                                                       -------       -------       -------
                                                             (Dollars in Thousands)
Mortgage-backed securities at
 beginning of period (cost)                            $ 6,111       $ 3,576       $ 4,329
Purchases                                                3,672         3,574           559
Repayments                                               1,498         1,021         1,284
Discount accretion / (premium amortization)                (12)          (18)          (28)
                                                       -------       -------       -------
Mortgage-backed securities at end of period (cost)     $ 8,273       $ 6,111       $ 3,576
                                                       =======       =======       =======
Mortgage-backed securities at end of
 period ( fair value)                                  $ 8,303       $ 6,041       $ 3,570
                                                       =======       =======       =======
Weighted average yield at end of period                   7.30%         6.12%         5.76%
                                                       =======       =======       =======


           Investment Securities

           The Association has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds, and the Company has broader investing authority. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles ("GAAP"). All of the Company's investment securities were accounted for as held-to-maturity at December 31, 2000.

           Investment securities (excluding FHLB stock) totaled $1.1 million or 3.4% of total assets at December 31, 2000, consisting of certificates of deposits in other financial institutions. At December 31, 2000, the Company had no other investment securities.

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

           Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $2.0 million or 8.2% of total deposits at December 31, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

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


IBL Bancorp, Inc.
Deposits
                                                                    December 31,
                                   ------------------------------------------------------------------------------
                                            2000                        1999                       1998
                                   ---------------------       ----------------------      ----------------------
                                    Amount        Total         Amount          Total      Amount         Total
                                                               (Dollars in Thousands)
Certificate accounts
--------------------
  4.00% - 5.99%                    $10,787         43.90%      $13,556          59.24%     $12,491         62.77%
  6.00% - 7.99%                      6,509         26.49%        1,410           6.16%       1,735          8.72%
                                   -------        ------       -------         ------      -------        ------
    Total certificate accounts      17,296         70.39%       14,966          65.40%      14,226         71.49%
                                   -------        ------       -------         ------      -------        ------

Transaction accounts
--------------------
  Passbook accounts                  3,134         12.76%        3,302          14.43%       3,323         16.70%
  Money market accounts                151          0.61%          177           0.77%         153          0.77%
  NOW accounts (1)                   3,908         15.92%        4,405          19.25%       2,159         10.85%
                                   -------        ------       -------         ------      -------        ------
    Total transaction accounts       7,193         29.29%        7,884          34.45%       5,635         28.32%
                                   -------        ------       -------         ------      -------        ------
    Total deposit accounts          24,489         99.68%       22,850          99.85%      19,861         99.81%
Accrued interest payable                78          0.32%           34           0.15%          38          0.19%
                                   -------        ------       -------         ------      -------        ------
      Total deposits               $24,567        100.00%      $22,884         100.00%     $19,899        100.00%
                                   =======         =====       =======          =====      =======         =====

 (1)  Includes noninterest-bearing checking accounts.

           The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.


IBL Bancorp, Inc.
Deposits - Average Balances and Rates
                                                                    Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                    2000                      1999                     1998
                                           -------------------       -------------------      --------------------
                                           Average        Rate       Average        Rate      Average         Rate
                                           Balance        Paid       Balance        Paid      Balance         Paid
                                           -------        ----       -------        ----      -------         ----
                                                                     (Dollars in Thousands)
Passbook savings accounts                  $ 3,667        2.57%      $ 3,396        3.14%       $ 3,434        3.03%
Demand and NOW accounts (1)                  4,043        2.97%        3,398        2.37%         2,312        3.27%
Money market deposit accounts                  175        6.45%          164        6.66%           216        5.68%
Certificates of deposit                     15,916        4.89%       15,465        4.56%        14,594        4.84%
                                           -------        ----       -------        ----        -------        ----
   Total interest-bearing deposits (2)     $23,801        4.21%      $22,423        4.03%       $20,556        4.37
                                           =======        ====       =======        ====        =======        ====

     (1)     Includes noninterest-bearing checking accounts.
     (2)     Excludes accrued interest payable.



           The following table sets forth the savings flows of the Association during the periods indicated.


IBL Bancorp, Inc.
Deposit Activity
                                                             Years Ended December 31,
                                                        -------------------------------
                                                          2000        1999        1998
                                                        -------     -------     -------
                                                              (Dollars in Thousands)
Net increase (decrease) before interst credited (1)     $   636     $ 2,086     $(1,030)
Interest credited                                         1,003         904         898
                                                        -------     -------     -------
  Net increase (decrease) in deposits (2)               $ 1,639     $ 2,990     $  (132)
                                                        =======     =======     =======

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

           The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2000, which mature during the periods indicated.


IBL Bancorp, Inc.
CD Maturity Breakdown

Certificates of Deposit
-----------------------
As of December 31, 2000
-----------------------

                                              Maturity Date
                         -----------------------------------------------------------------
                         One Year      Over One to    Over Two to    Over Three
                          or Less      Two Years      Three Years       Years      Total
                          -------      ---------      -----------       -----      -----
                                       (Dollars in Thousands)
4.00% - 5.99%            $ 7,591        $ 1,489        $   938         $   769     $10,787
6.00% - 7.99%              5,007            805            239             458       6,509
                         -------        -------        -------         -------     -------
  Total                  $12,598        $ 2,294        $ 1,177         $ 1,227     $17,296
                         =======        =======        =======         =======     =======




Certificates of Deposit - $100,000 or more
------------------------------------------
                                                                      Dollars in
                                                                      Thousands
                                                                      ---------

Maturing in quarter ending:
  March 31, 2001                                                       $ 1,483
  June 30, 2001                                                            404
  September 30, 2001                                                       400
  December 31, 2001                                                      1,044
  After December 31, 2001                                                  553
                                                                        -------
    Total certificates of
      deposit - $100,000 or more                                        $ 3,884
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

           As of December 31, 2000, the Association was permitted to borrow up to an aggregate of $13.6 million from the FHLB of Dallas. The Association had $3.7 million of FHLB advances outstanding at December 31, 2000. Pursuant to collateral agreements with the FHLB, the December 31, 2000 advances are secured by a blanket floating lien on first mortgage loans.

           The  following  table  sets  forth  certain   information   regarding
borrowings at the dates or for the periods indicated.


IBL Bancorp, Inc.
Borrowings
                                                        At or for the Year Ended
                                                               December 31,
                                                               ------------
                                                       2000        1999         1998
                                                      ------      ------      ------
FHLB advances:
  Average balance outstanding                         $2,834      $1,067      $  293
  Maximum amount outstanding at any
   month-end during the period                        $3,697      $2,300      $  610
  Balance outstanding at end of period                $3,697      $2,300      $  495
  Average interest rate during the period               6.00%       4.59%       5.80%
  Weighted average interest rate at end of period       6.39%       5.58%       4.61%




Subsidiary

           At December 31, 2000, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

Employees

           The Association had nine full-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

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

           Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding  company of an  activity  constitutes  a serious  risk to the  financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (1) payment of dividends by the savings institution; (2) transactions between the savings institution and its affiliates; and (3) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association - Qualified Thrift Lender Test."

           If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, except upon prior notice to and no objection by the OTS, other than: (1) furnishing or performing management services for a subsidiary savings institution; (2) conducting an insurance agency or escrow business; (3) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (4) holding or managing properties used or occupied by a subsidiary savings institution; (5) acting as trustee under deeds of trust; (6) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (7) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (7) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

           Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (1) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (1) loan or otherwise extend credit to an affiliate, unless the affiliate is engaged only in activities permissible for bank holding companies, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the saving institution.

           In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons (except for preferential terms offered to all employees) and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Association was in compliance with the above restrictions.


           Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

           The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

           The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BlF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by commercial banks. The deposit insurance premiums for BlF member institutions were reduced to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, as compared to 23 basis points for SAIF members in the lowest risk category.

           On September 30, 1996, new legislation eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

           Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid
6.4 basis points to fund the FICO, while BIF member institutions paid approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective
January 1, 1997. Effective January 1 2000, the Association's effective assessment rate dropped to 2.0 basis points. The Association paid approximately $5,000 in insurance premiums in 2000.

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

           Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 2000, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 2000, the Association had no subsidiaries.

           In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (a) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (b) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the Fannie Mae or the Freddie Mac, except for those classes with residual characteristics or stripped mortgage-related securities; (c) 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or the Freddie Mac, qualifying residential bridge loans made directly for the construction of single-family residences, and qualifying multi-family residential loans; and (d) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

           In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

           Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This decreased the Association's regulatory capital at December 31, 2000 by approximately $19,000.

           At December 31, 2000, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.1%, 10.0% and 21.2%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 2000.


IBL Bancorp, Inc.
Regulatory Capital Requirements
                                                      Tangible       Core      Risk-based
                                                       Capital     Capital     Capital (1)
                                                       -------     -------     -----------
                                                              (Dollars in Thousands)
Capital under GAAP                                      $3,183      $   3,183        $3,183
Additional capital items:
  Unrealized loss on securities available for sale,        (19)           (19)          (19)
  General valuation allowances (2)                          --             --           199
                                                        ------      ---------        ------
Regulatory Capital                                       3,164          3,164         3,363

Minimum required regulatory capital                        475          1,266         1,270

Excess regulatory capital                               $2,689      $   1,898        $2,093
                                                        ======      =========        ======
Regulatory capital as a percentage of assets (3)         10.00%         10.00%        21.18%

Minimum capital required as a percentage of
 assets                                                   1.50%          4.00%         8.00%
                                                        ------      ---------        ------
Regulatory capital as a percentage in
 excess of requirements                                   8.50%          6.00%        13.18%
                                                        ======      =========        ======


(1) Does not reflect the interest-rate risk component in the minimum risk-based capital requirement, the effective date of which has been postponed as discussed above.

(2) General valuation allowances are used only in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk weighted assets.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $31.6 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $15.9 million.

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

           Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution is deemed to be (a) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

           At December 31, 2000, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

           Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 2000, the Association's liquidity ratio was 9.17%.

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

           Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender or QTL test in order to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a) (19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (1) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (2) the branching powers of the institution shall be restricted to those of a national bank; (3) the institution shall not be eligible to obtain any advances from its FHLB; and (4) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

           Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the Freddie Mac or the Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Association were approximately 99.24% of its portfolio assets.

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

           As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Association had $208,300 in FHLB stock, which was in compliance with this requirement.

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

           Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $5.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $42.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

           The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2000, the Association was in compliance with all applicable reserve and capital requirements.

           Louisiana law and regulations also restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered savings association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (a) 10% of the association's savings deposits or (b) the sum of the association's paid-in capital, surplus, reserves for losses, and undivided profits. Federal law imposes more restrictive limitations. See "Business-Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.


           In addition, Louisiana law restricts the ability of Louisiana-chartered savings associations to invest in, among other things, (a) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (b) real estate investments for other than the association's offices up to 10% of total assets; (c) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (d) commercial, corporate, business or agricultural loans up to 10% of total assets; and (e) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See "Business-Lending Activities-Real Estate Lending Standards and Underwriting Policies."

           The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2000, the Association was in compliance with such provisions.

           Furthermore, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with all applicable capital requirements. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2000, the Association had no investments which were affected by the foregoing limitations.

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

           Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31, and it is expected that separate returns will be filed for 2000 and 2001.

           Bad Debt Reserves. In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2000, the Association's post-1987 excess reserves amounted to approximately $43,000. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

           At December 31, 2000, the federal income tax reserves of the Association included $110,577 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

           Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (1) it is in redemption of shares, (2) it is pursuant to a liquidation of the institution, or (3) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

           Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or ("AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) depreciation and
(b) 75% of the excess (if any) of (1) adjusted current earnings as defined in the Code, over (2) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

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

           The Association's federal income tax returns for the tax years ended 1997, 1998, 1999 and 2000 are open under the statute of limitations and are subject to review by the IRS. The Association's tax return for 1994 was audited by the IRS without material adjustment.

State Taxation

           The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1999, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. In 2000 the Louisiana Shares Tax for the Company amounted to $31,000.

Item 2. Description of Property.

           At December 31, 2000, the Company and the Association conducted their business from the Association's main office in Plaquemine, Louisiana. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 2000.


IBL Bancorp, Inc.
Properties
                                            As of December 31, 2000
                                            -----------------------
                                                     Net Book
                                      Leased/        Value of
Description/Address                    Owned         Property         Deposits
-------------------                    -----         --------         --------
                                                (Dollars in thousands)
Home Office:
23910 Railroad Avenue
Plaquemine, Louisiana                  Owned         $    115           $24,567

Branch Office
None                                       -                -                 -



The estimated net book value of electronic data processing and other office equipment owned by the Association was $18,000 at December 31, 2000.

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

           The information required herein, to the extent applicable, is incorporated by reference on pages 3 and 47 of the Company's 2000 Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

           The information required herein is incorporated by reference from pages 6 to 15 of the 2000 Annual Report.

Item 7. Financial Statements.

           The information required herein is incorporated by reference from pages 16 to 46 of the 2000 Annual Report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           Not applicable.


PART III.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

           The information required herein is incorporated by reference from pages 3 and 9 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 25, 2001, which was filed on March 27, 2001 ("Definitive Proxy Statement")

Item 10. Executive Compensation.

           The information required herein is incorporated by reference from pages 8 to 12 the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

           The information required herein is incorporated by reference from pages 5 to 8 the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

           The information required herein is incorporated by reference from pages 13 to 14 the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

           (a) Documents Filed as Part of this Report

           (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

               Independent Auditor's Report.
               Consolidated  Statements of Financial
                Condition  as of  December  31, 2000
                and 1999.
               Consolidated Statements of Income and
                Comprehensive  Income  for the Years
                Ended December 31, 2000 and 1999.
               Consolidated Statements of Changes in
                Shareholders'  Equity  for the Years
                ended December 31, 2000 and 1999.
               Consolidated Statements of Cash Flows
                for the  Years  Ended  December  31,
                2000 and 1999.
               Notes to Consolidated Financial Statements.

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

                2.1*    Plan of Conversion
                3.1*    Articles of Incorporation of IBL Bancorp, Inc.
                3.2*    Bylaws of IBL Bancorp, Inc.
                4.1*    Stock Certificate of IBL Bancorp, Inc.
                10.1*   Employment Agreement among IBL Bancorp,  Inc., Iberville
                        Building and Loan  Association and G. Lloyd  Bouchereau,
                        Jr., dated September 30, 1998
                10.2*   Employment Agreement among IBL Bancorp,  Inc., Iberville
                        Building and Loan Asociation and Danny M. Strickland, dated September 30, 1998
                10.3**  1999 Stock Option Plan
                10.4**  1999 Recognition and Retention Plan and Trust Agreement


           (*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57623) filed by the Company with the SEC on June 24, 1998, as subsequently amended.

           (**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1999. (b) Reports on Form 8-K

           (b) Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

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

    Name                             Title                        Date
    ----                             -----                        ----

/s/ G. Lloyd Bouchereau, Jr.         President and Chief          March 12, 2001
----------------------------         Executive Officer
G. Lloyd Bouchereau, Jr.

/s/ Bobby E. Stanley                 Director                     March 12, 2001
--------------------
Bobby E. Stanley

/s/ John L. Delahaye                 Director                     March 12, 2001
--------------------
John L. Delahaye

/s/ Gary K. Pruitt                   Director                     March 12, 2001
 -----------------
Gary K. Pruitt

/s/ Edward J. Steinmetz              Director                     March 12, 2001
 ----------------------
Edward J. Steinmetz

/s/ Danny M. Strickland              Director                     March 12, 2001
-----------------------
Danny M. Strickland