Form 10QSB
period 2001-03-31
IBL BANCORP
filed 2001-05-14
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______  to _________


                        Commission File Number 000-24907

                                IBL BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

             LOUISIANA                                         72-1421499
             ---------                                        ------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


                23910 RAILROAD AVE., PLAQUEMINE, LOUISIANA 70764
                -------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (225) 687-6337

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Shares of common stock, par value $.01 per share, outstanding as of May 9, 2001:
210,870

Transitional Small Business Disclosure Format (check one):  Yes___  No  X

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2001

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                       Page
                                                                                       ----
Item 1 - Financial Statements
Consolidated Statements Of Financial Condition At March 31, 2001 (Unaudited)
and December 31, 2000...................................................................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2001 and 2000......................................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Three Months Ended March 31, 2001 and 2000..............................................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three Months Ended March 31, 2001 and 2000..............................................7

Notes to Consolidated Financial Statements..............................................8

Item 2 - Management's Discussion and Analysis or Plan of Operations....................11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................................15
Item 2 - Changes in Securities and Use of Proceeds.....................................15
Item 3 - Defaults Upon Senior Securities...............................................15
Item 4 - Submission of Matters to a Vote of Security Holders...........................15
Item 5 - Other Information.............................................................15
Item 6 - Exhibits and Reports on Form 8-K..............................................15

Signatures.............................................................................16

                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2001 and December 31, 2000

                                                                               March 31,
                                                                                 2001         December 31,
                                                                              (Unaudited)         2000
                                                                              ------------    ------------
ASSETS
Cash and amounts due from depository institutions                             $    199,035    $    166,845
Interest-bearing deposits in other institutions                                    976,215       1,500,837
                                                                              ------------    ------------
     Total cash                                                                  1,175,250       1,667,682
                                                                              ------------    ------------
Time deposits                                                                    1,103,000       1,103,000
                                                                              ------------    ------------
Mortgage-backed securities
 Held to maturity (estimated market value $1,997,502 and $2,068,676)             1,974,212       2,068,115
 Available-for-sale (amortized cost $6,481,579 and $6,205,163)                   6,569,429       6,234,114
                                                                              ------------    ------------
     Total investment securities                                                 8,543,641       8,302,229
                                                                              ------------    ------------
Loans receivable                                                                21,575,437      21,065,939
Less allowance for loan losses                                                     380,406         395,880
                                                                              ------------    ------------
     Loans receivable, net                                                      21,195,031      20,670,059
                                                                              ------------    ------------
Premises and equipment, net                                                        151,053         133,198
Federal Home Loan Bank stock, at cost                                              211,100         208,300
Accrued interest receivable                                                        167,533         150,183
Other assets                                                                        44,918          22,543
                                                                              ------------    ------------
         Total assets                                                         $ 32,591,526    $ 32,257,194
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                      $ 25,042,741    $ 24,567,301
Advances from Federal Home Loan Bank                                             3,497,000       3,697,000
Advances by borrowers for taxes and insurance                                       14,317          16,105
Federal income taxes payable                                                        32,089          83,332
Other liabilities and deferrals                                                    104,677          81,093
                                                                              ------------    ------------
         Total liabilities                                                      28,690,824      28,444,831
                                                                              ------------    ------------

Commitments and contingencies                                                         --              --
                                                                              ------------    ------------

Preferred stock - $.01 par, 2,000,000 shares authorized                               --              --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares issued          2,109           2,109
Additional paid-in capital                                                       1,741,414       1,740,992
Unearned ESOP shares                                                              (126,517)       (130,734)
Unearned RRP shares                                                                (39,302)        (39,302)
Retained earnings - substantially restricted                                     2,265,017       2,220,190
Accumulated other comprehensive loss                                                57,981          19,108
                                                                              ------------    ------------
         Total stockholders' equity                                              3,900,702       3,812,363
                                                                              ------------    ------------
         Total liabilities and stockholders' equity                           $ 32,591,526    $ 32,257,194
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2001 and 2000


                                                         03/31/01                03/31/00
                                                        (Unaudited)             (Unaudited)
                                                        -----------             -----------
INTEREST INCOME
Loans                                                    $468,672                 $380,750
Mortgage-backed securities                                144,131                  105,459
FHLB stock and other securities                             4,861                    2,752
Deposits                                                   19,754                   40,630
                                                         --------                 --------
     Total interest income                                637,418                  529,591
                                                         --------                 --------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit  accounts                 46,671                   27,829
 Passbook savings accounts                                 20,934                   25,744
 Certificate of deposit accounts                          217,826                  170,071
                                                         --------                 --------
     Total interest on deposits                           285,431                  223,644
Advances from Federal Home Loan Bank                       35,337                   29,888
                                                         --------                 --------
     Total interest expense                               320,768                  253,532
                                                         --------                 --------
         Net interest income                              316,650                  276,059
Provision for losses on loans                                 800                     --
                                                         --------                 --------

NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                          315,850                  276,059
                                                         --------                 --------

NON-INTEREST INCOME
Service charges on deposit accounts                        26,487                   17,789
Other                                                       2,935                    4,546
                                                         --------                 --------
     Total non-interest income                             29,422                   22,335
                                                         --------                 --------

NON-INTEREST EXPENSES
Compensation and benefits                                 129,077                   99,385
Occupancy                                                   9,716                    8,055
Furniture and equipment                                    10,104                    7,851
Deposit insurance premium                                   1,183                    1,244
Data processing                                            20,431                   17,499
Legal and other professional                               27,471                   22,655
Advertising                                                 6,248                    4,761
Office supplies and postage                                13,610                    8,439
Other taxes - share tax assessment                          7,800                    8,550
Other general and administrative                           25,786                    6,606
                                                         --------                 --------
     Total non-interest expenses                          251,426                  185,045
                                                         --------                 --------

Continued. . .

                                                                           03/31/01         03/31/00
                                                                         (Unaudited)      (Unaudited)
                                                                         -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  $  93,846        $ 113,349

PROVISION FOR INCOME TAXES                                                   39,128           38,235
                                                                          ---------        ---------

NET INCOME                                                                $  54,718        $  75,114
                                                                          =========        =========

Basic earnings per share                                                  $     .28        $     .39
                                                                          =========        =========

Diluted earnings per share                                                $     .26        $     .35
                                                                          =========        =========


COMPREHENSIVE INCOME
Net income                                                                $  54,718        $  75,114
                                                                          =========        =========

Other comprehensive income (loss)
  Unrealized holding gains (losses) on securities during the period          58,899           (9,665)
  Income tax benefit (expense) related to unrealized holding
   gains (losses)                                                           (20,026)           3,286
                                                                          ---------        ---------

Other comprehensive income (loss), net of  tax effects                       38,873           (6,379)
                                                                          ---------        ---------


Comprehensive income                                                      $  93,591        $  68,735
                                                                          =========        =========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2001 and 2000


                                                        Additional      Unearned       Unearned
                                             Common      Paid-In          ESOP           RRP
                                              Stock      Capital         Shares         Shares
                                              -----      -------         ------         ------
BALANCE, DECEMBER 31, 1999                 $   2,109   $ 1,740,201    $  (147,603)   $   (44,193)
                                           ---------   -----------    -----------    -----------
COMPREHENSIVE INCOME (Unaudited)
Net income                                       --             --             --             --
Other comprehensive income, net of tax
  Unrealized losses on securities                --             --             --             --
                                           ---------   -----------    -----------    -----------
Comprehensive income                             --             --             --             --
                                           ---------   -----------    -----------    -----------
ESOP shares released for allocation              --            317          4,217             --
Acquisition of RRP shares                        --             --             --        (20,791)
Dividends                                        --             --             --             --
                                           ---------   -----------    -----------    -----------

BALANCE, MARCH 31, 2000 (Unaudited)        $   2,109   $ 1,740,518    $  (143,386)   $   (64,984)
                                           =========   ===========    ===========    ===========

BALANCE, DECEMBER 31, 2000                 $   2,109   $ 1,740,992    $  (130,734)   $   (39,302)
                                           ---------   -----------    -----------    -----------

COMPREHENSIVE INCOME  (Unaudited)
Net income                                        --            --             --             --
Other comprehensive income, net of tax
  Unrealized losses on securities                 --            --             --             --
                                           ---------   -----------    -----------    -----------
Comprehensive income                              --            --             --             --
                                           ---------   -----------    -----------    -----------
ESOP shares released for allocation               --           422          4,217             --
Dividends                                         --            --             --             --
                                           ---------   -----------    -----------    -----------
BALANCE, MARCH 31, 2001 (Unaudited)        $   2,109   $ 1,741,414    $  (126,517)   $   (39,302)
                                           =========   ===========    ===========    ===========


                                             Retained      Accumulated
                                             Earnings-       Other
                                             Substan-        Compre-
                                              tially         hensive        Total
                                            Restricted       Income         Equity
                                            ----------       ------         ------
BALANCE, DECEMBER 31, 1999                 $ 1,958,199    $    (4,675)   $ 3,504,038
                                           -----------    -----------    -----------

COMPREHENSIVE INCOME (Unaudited)
Net income                                      75,114             --         75,114
Other comprehensive income, net of tax
  Unrealized losses on securities                   --         (6,379)        (6,379)
                                           -----------    -----------    -----------
Comprehensive income                            75,114         (6,379)        68,735
                                           -----------    -----------    -----------
ESOP shares released for allocation                699             --          5,233
Acquisition of RRP shares                           --             --        (20,791)
Dividends                                       (8,962)            --         (8,962)
                                           -----------    -----------    -----------

BALANCE, MARCH 31, 2000 (Unaudited)        $ 2,025,050    $   (11,054)   $ 3,548,253
                                           ===========    ===========    ===========

BALANCE, DECEMBER 31, 2000                 $ 2,220,190    $    19,108    $ 3,812,363
                                           -----------    -----------    -----------

COMPREHENSIVE INCOME  (Unaudited)
Net income                                      54,718             --         54,718
Other comprehensive income, net of tax
  Unrealized losses on securities                   --         38,873         38,873
                                           -----------    -----------    -----------
Comprehensive income                            54,718         38,873         93,591
                                           -----------    -----------    -----------
ESOP shares released for allocation                653             --          5,292
Dividends                                      (10,544)            --        (10,544)
                                           -----------    -----------    -----------
BALANCE, MARCH 31, 2001 (Unaudited)        $ 2,265,017    $    57,981    $ 3,900,702
                                           ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000

                                                                                       2001                 2000
                                                                                    (Unaudited)          (Unaudited)
                                                                                    -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    54,718          $    75,114
                                                                                    -----------          -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                            7,125                6,900
  Provision for loan losses                                                                 800                   --
  ESOP contribution                                                                       5,292                5,233
  Provision for deferred federal income tax benefit                                        (317)              (2,755)
  Amortization of net premium on investment and mortgage-backed securities                5,032                3,387
  Net discount charged (realized) on installment loans                                   27,888               47,162
  Net loan fees deferred                                                                   (511)                 356
  Stock dividends from Federal Home Loan Bank                                            (2,800)              (2,700)
  Net increase in interest receivable                                                   (17,350)             (14,324)
  Net increase in other assets                                                          (23,423)             (10,239)
  Net decrease in interest payable                                                      (14,970)              (2,772)
  Net increase (decrease) in income taxes payable                                       (51,243)              88,513
  Net increase (decrease) in other liabilities                                            4,923              (10,773)
                                                                                    -----------          -----------
     Total adjustments                                                                  (59,554)             107,988
                                                                                    -----------          -----------
Net cash provided by (used in) operating activities                                      (4,836)             183,102
                                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable                                                       (553,149)            (751,302)
Purchases of securities available-for-sale                                             (759,777)            (906,642)
Principal payments received on mortgage-backed securities
 available-for-sale                                                                     479,062              248,417
Purchases of securities held-to-maturity                                                   --               (262,871)
Principal payments received on mortgage-backed securities
 held-to-maturity                                                                        93,170               84,185
Purchases of office property and equipment                                              (24,980)                --
Certificates of deposits acquired                                                          --               (300,000)
                                                                                    -----------          -----------
Net cash used in investing activities                                                  (765,674)          (1,888,213)
                                                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts                                                        490,410            1,024,448
Net increase (decrease) in advances by borrowers for taxes and insurance                 (1,788)              (1,524)
Cash dividends                                                                          (10,544)              (8,962)
Acquisition of RRP shares                                                                  --                (20,791)
Repayment of advances from Federal Home Loan Bank                                      (200,000)                --
                                                                                    -----------          -----------
Net cash provided by financing activities                                               278,078              993,171
                                                                                    -----------          -----------

NET DECREASE IN CASH                                                                   (492,432)            (711,940)
Cash - beginning of period                                                            1,667,682            2,891,593
                                                                                    -----------          -----------
Cash - end of period                                                                $ 1,175,250          $ 2,179,653
                                                                                    ===========          ===========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2001

A:   BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the period ended March 31, 2001 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $4,639 for the three months ended March 31, 2001 based on the quarterly release of shares.

C:   RECOGNITION AND RETENTION PLAN

     On October 20, 1999, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 8,434 shares of stock to be acquired for the Plan, of which 7,169 shares have been allocated for distribution to key employees and directors. The purchase price of these shares was recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.


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

     A summary of the changes in restricted stock follows:


                                                        Unawarded    Awarded
                                                         Shares      Shares
                                                        ---------   --------
Balance, January 1, 1999 ............................        --          --
Purchased by Plan ...................................     8,434          --
Granted .............................................    (7,169)      7,169
Earned and issued ...................................        --      (4,779)
                                                         ------      ------
Balance, March 31, 2001 .............................     1,265       2,930
                                                         ======      ------

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

     The following table summarizes the activity related to stock options:

                                                            Exercise     Available        Options
                                                             Price       for Grant      Outstanding
                                                             -----       ---------      -----------
At inception ...........................................                   21,087            --
Granted ................................................    $ 10.50       (17,925)        17,925
Cancelled ..............................................                       --            --
Exercised ..............................................                       --            --
                                                                          -------        -------
At March 31, 2001 ......................................                    3,162         17,925
                                                                          =======        =======

E: EARNINGS PER SHARE

     The following tables provide a reconciliation between basic and diluted earnings per share:

                                                           For the three months ended March 31, 2001
                                                           -----------------------------------------
                                                                            Weighted
                                                                            Average
                                                              Income         Shares          Per-Share
                                                            (Numerator)   (Denominator)       Amount
                                                            -----------   -------------       ------
Net income...........................................       $ 54,718
                                                            --------
Basic earnings per share
Income available to common stockholders..............         54,718         194,148          $  0.28
                                                                                              =======
Effect of dilutive securities
Stock options granted................................                         17,925
RRP shares granted...................................             --           2,930
                                                            --------        --------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.............................       $ 54,718         213,833          $  0.26
                                                            ========        ========          =======


                                                           For the three months ended March 31, 2000
                                                           -----------------------------------------
                                                                            Weighted
                                                                            Average
                                                              Income         Shares          Per-Share
                                                            (Numerator)   (Denominator)       Amount
                                                            -----------   -------------       ------
Net income...........................................       $   75,114
                                                            ----------
Basic earnings per share
Income available to common stockholders..............           75,114       191,373         $   0.39
                                                                                             ========
Effect of dilutive securities
Stock options granted................................                         17,925
RRP shares granted...................................               --         4,779
                                                            ----------     ---------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.............................       $   75,114       214,077         $   0.35
                                                            ==========     =========         ========

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 with the same period in 2000. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     The Company's total assets increased $334,000 or 1.0% from $32.3 million at December 31, 2000 to $32.6 million at March 31, 2001. This increase was primarily due to increases of $525,000 in net loans receivable and $241,000 in investment securities. These increases were offset by a decrease in cash and cash equivalents of $492,000.

     The demand for mortgage loans in the Association's market area increased during the past three months. The net loan portfolio increased $525,000 or 2.5% from $20,670,000 at December 31, 2000 to $21,195,000 at March 31, 2001. This
increase consisted mainly of single-family residential mortgage loans and was funded by increases in deposits.

     The mortgage-backed securities portfolio increased by $241,000 or 2.9% from $8,302,000 at December 31, 2000 to $8,543,000 at March 31, 2001, due to
purchases of $760,000 in the first three months of 2001 funded by increases in deposits and reductions in cash and cash equivalents.

     Cash and cash equivalents decreased by $493,000 or 29.3% from $1,667,000 at December 31, 2000 to $1,175,000 at March 31, 2001. This decrease was primarily caused by interest-bearing deposits in other institutions decreasing by $525,000 or 35.0% from $1,501,000 at December 31, 2000 to $976,000 at March 31, 2001.
This decrease was offset by a $32,000 or 19.3% increase in cash and amounts due from depository institutions.

     Net deposits increased by $475,000 or 1.9% from $24,567,000 at December 31, 2000 to $25,043,000 at March 31, 2001. This increase was primarily due to an increase in certificates of deposits partially offset by a $765,000 decrease in governmental funds on deposit at the Association.

     Advances from Federal Home Loan Bank decreased by $200,000 or 5.4% from $3,697,000 at December 31, 2000 to $3,497,000 at March 31, 2001.

     Total stockholders' equity increased by $88,000 during the past three months. Net income of $55,000, a $4,000 decrease in unearned ESOP shares, which caused a $1,000 increase in retained earnings substantially restricted, and a $39,000 increase in unrealized gains on available-for-sale investment securities increased stockholders' equity during the period. These factors were partially offset by the payment of one quarterly dividend totaling $11,000. Stockholders' equity at March 31, 2001 totaled $3,901,000 or 12.0% of total assets compared to stockholders' equity of $3,812,000 or 11.8% of total assets at December 31, 2000.

     The Association's total classified assets for regulatory purposes at March 31, 2001 (excluding loss assets specifically reserved for) amounted to $757,000, all of which was classified as substandard. The largest classified asset at March 31, 2001 consisted of a $129,000 adjustable-rate residential loan. The remaining $628,000 of substandard assets at March 31, 2001 consisted of 19 residential mortgage loans totaling $545,000 and 6 consumer loans totaling $83,000.

Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the three months ended March 31, 2001 and 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

     Net income decreased by $20,000 or 27.2% in the quarter ended March 31, 2001 compared to the same period in 2000. The decrease in the March 31, 2001 quarter was due to a $66,000 increase in non-interest expense, a $1,000 increase in provision for income tax and a $1,000 increase in provision for losses on loans. These items were partially offset by a $41,000 increase in net interest income and a $7,000 increase in non-interest income.

     The $41,000 increase in net interest income in the first quarter of 2001, over the same period in 2000, was primarily due to increases in interest-earning assets funded by increased deposits. This increase in net interest income can also be attributed to an increase in the average interest rate spread from 3.40% in the quarter ended March 31, 2000 to 3.52% in the first quarter of 2001. The average yield on interest-earning assets increased from 7.36% in the quarter ended March 31, 2000 to 8.13% in the first quarter of 2001, while the average rate on interest-bearing liabilities increased from 3.96% in the first quarter of 2000 to 4.61% in the first quarter of 2001. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. This increase in asset yield can also be attributed to the reallocation of the excess cash liquidity built up for the Year 2000 into higher yielding interest-earning assets.

     Total interest income increased by $108,000 or 20.7% in the quarter ended March 31, 2001 over the comparable 2000 period due to higher balances and higher yields. The average balance of total interest-earning assets increased from $28.6 million in the first three months of 2000 to $31.3 million in the first three months of 2001.

     Total interest expense increased by $67,000 or 26.5% for the quarter ended March 31, 2001 compared to the same period in 2000. The increase in the quarter period was primarily due to an increase in total interest paid on deposits of $62,000 and an increase in interest paid on Federal Home Loan Bank advances of $5,000. The increase in interest paid on deposits is a result of both higher volumes and higher average interest rates paid. The increase in interest paid on advances is a result of higher average balances partially offset by lower average rates paid.

     The provision for loan losses increased by $1,000 for the quarter ended March 31, 2001 over the comparable 2000 period. At March 31, 2001, the Association's total non-accruing loans amounted to $535,000. The allowance for loan losses amounted to $380,000 at March 31, 2001, representing 1.8% of the total loans held in portfolio and 71.2% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses needed to be increased by $2,000 in the March 2001 quarter in light of the current asset quality of the loan portfolio. This $2,000 increase was offset by a $1,000 recovery of bad debts during the same period.

     Non-interest income increased by $7,000 or 31.7% in the quarter ended March 31, 2001 over the comparable 2000 period. The increase in the quarter was primarily due to a $8,000 increase service charges on deposit accounts offset by a decrease of $1,000 in commissions on credit life insurance.

     Non-interest expenses increased by $66,000 or 35.9% in the quarter ended March 31, 2001 over the comparable 2000 period. The increase in the quarter was primarily due to increases of $30,000 in compensation and benefits, $19,000 in other general and administrative, $5,000 in office supplies and postage, $5,000 in legal and other professional, $3,000 in data processing, $2,000 in furniture and equipment, $2,000 in occupancy and $1,000 in advertising. These increases in non-interest expenses were partially offset by a decrease of $1,000 in other taxes.

     The $30,000 increase in compensation and benefits for the three months ended March 31, 2001 over the same period in 2000 was caused by increases of $17,500 in employee retirement contribution, $10,000 in compensation for officers and employees, $1,500 in other employee benefits and $1,000 in payroll taxes.

     The increase of $19,000 in other general and administrative for the three months ended March 31, 2001 was primarily caused by the reclassification of $3,500 in FHLB demand deposit charges into other general and administrative expense from data processing expense and the reclassification of ($11,000) in allocated loan expense out of other general and administrative into total interest income. The $19,000 increase was further caused by increases of $1,500 in supervisory examination, $1,000 in expense account directors, $1,000 in dues and subscriptions, $500 in expense account officers and employees and $500 in other operating expense.

     The increase of $5,000 in office supplies and postage for the three months ended March 31, 2001 was primarily due to a $3,500 increase in office supplies and a $1,500 increase in postage.

     The $5,000 increase in legal and other professional is primarily due to a $3,000 increase in legal expense and a $2,000 increase in audit and accounting expense.

     The $3,000 increase in data processing is primarily due to a $5,000 increase in service bureau expense and a $500 increase in FHLB now account charges. These increases were partially offset by the reclassification of $2,500 in FHLB demand deposit charges into other general and administrative expense from data processing.

Liquidity and Capital Resources

     In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2001, the Association's liquidity was 7.0% or $805,000 in excess of the minimum OTS requirement. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure its safe and sound operation.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At March 31, 2001, the Association's tangible capital totaled $3.1 million and core capital amounted to $3.0 million or 9.6% of adjusted total assets of $31.9 million, and the Association's risk-based capital amounted to $3.2 million or 19.7% of adjusted risk-weighted assets of $16.4 million.

     As of March 31, 2001, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                    (Dollars In Thousands)

                                             TANGIBLE      CORE      RISK-BASED
                                              CAPITAL     CAPITAL     CAPITAL
                                              -------     -------     -------

GAAP Capital                                  $3,071      $3,071     $   3,071

Unrealized loss on securities available
 for sale net, of taxes                         --          (58)           (58)
Additional capital items:
    General valuation allowances                --           --            205
                                              ------      ------     ----------
Regulatory capital computed                    3,071       3,013          3,218

Minimum capital requirement                      479       1,278          1,310
                                              ------      ------     ----------
Regulatory capital excess                     $2,592      $1,735     $    1,908
                                              ======      ======     ==========
Regulatory capital as a
     percentage                                9.43%       9.43%         19.65%

Minimum capital required
     as a percentage                           1.50%       4.00%          8.00%
                                              ------      ------        -------

Regulatory capital as a
  percentage in excess
    of requirements                            7.93%       5.43%         11.65%
                                              ======      ======        =======

     Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 2001. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

                                IBL Bancorp, Inc.

                                  Form 10-QSB
                          Quarter Ended March 31, 2001


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

Item 6 - Exhibits and Reports on Form 8-K:

            (a) No exhibits are filed herewith:

            (b) Reports on Form 8-K:
                   No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      IBL  BANCORP, INC.
                                      Registrant

Date:      May 9, 2001                By:     /s/ G. Lloyd Bouchereau, Jr.
                                          -------------------------------------
                                               G. Lloyd Bouchereau, Jr.,
                                          President and Chief Executive Officer

Date:      May 9, 2001               By:      /s/  Gary K. Pruitt
                                          -------------------------------------
                                                   Gary K. Pruitt
                                                     Secretary