Form 10QSB
period 2001-06-30
IBL BANCORP
filed 2001-08-09
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the quarterly period ended June 30, 2001


 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 000-24907


                                IBL BANCORP, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           LOUISIANA                                            72 - 1421499
 --------------------------------                           --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]     No[   ]

Shares of common stock, par value $.01 per share, outstanding as of August 6, 2001: 210,870

Transitional Small Business Disclosure Format (check one):
Yes [   ]     No[ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2001

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


Item 1 - Financial Statements
                                                                                    Page
Consolidated Statements Of Financial Condition At
June 30, 2001 (Unaudited) and December 31, 2000.......................................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2001 and 2000.............................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Three and Six Months Ended June 30, 2001 and 2000.....................................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three and Six Months Ended June 31, 2001 and 2000.....................................7

Notes to Consolidated Financial Statements............................................8

Item 2 - Management's Discussion and Analysis or Plan
         of Operations...............................................................11

                           PART II - OTHER INFORMATION

Item 1 -Legal Proceedings............................................................17
Item 2 - Changes in Securities and Use of Proceeds...................................17
Item 3 - Defaults Upon Senior Securities.............................................17
Item 4 - Submission of Matters to a Vote of Security Holders.........................17
Item 5 - Other Information...........................................................17
Item 6 - Exhibits and Reports on Form 8-K............................................17

Signatures...........................................................................18


                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2001 and December 31, 2000


                                                                                            June 30,
                                                                                              2001             December 31,
                                                                                          (Unaudited)              2000
                                                                                          -----------          -------------
ASSETS
Cash and amounts due from depository institutions....................................   $     159,881        $       166,845
Interest-bearing deposits in other institutions......................................       1,496,414              1,500,837
                                                                                         ------------          -------------
        Total cash...................................................................       1,656,295              1,667,682
                                                                                         ------------          -------------
Time deposits  ......................................................................       1,103,000              1,103,000
                                                                                           ----------          -------------
Mortgage-backed securities
 Held to maturity (estimated market value $1,904,921 and $2,068,676).................       1,889,059              2,068,115
 Available-for-sale (amortized cost $6,609,041 and $6,205,163).......................       6,710,609              6,234,114
                                                                                         ------------          -------------
        Total investment securities..................................................       8,599,668              8,302,229
                                                                                         ------------          -------------
Loans receivable.....................................................................      21,237,692             21,065,939
Less allowance for loan losses.......................................................         406,317                395,880
                                                                                         ------------          -------------
        Loans receivable, net........................................................      20,831,375             20,670,059
                                                                                         ------------          -------------
Premises and equipment, net..........................................................         143,928                133,198
Federal Home Loan Bank stock, at cost................................................         221,500                208,300
Accrued interest receivable..........................................................         164,965                150,183
Other assets    ....................................................................          54,107                 22,543
                                                                                           ----------             ----------
               Total assets..........................................................   $  32,774,838       $     32,257,194
                                                                                         ============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits       $.....................................................................      25,257,799            $24,567,301
Advances from Federal Home Loan Bank.................................................       3,397,000              3,697,000
Advances by borrowers for taxes and insurance........................................          13,850                 16,105
Federal income taxes payable.........................................................           8,027                 83,332
Other liabilities and deferrals......................................................         166,060                 81,093
                                                                                         ------------          -------------
               Total liabilities.....................................................      28,842,736             28,444,831
                                                                                         ------------          -------------

Commitments and contingencies .......................................................              --                     --
                                                                                         ------------          -------------

Preferred stock - $.01 par, 2,000,000 shares authorized..............................              --                     --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued        ......................................................................           2,109                  2,109
Additional paid-in capital...........................................................       1,741,513              1,740,992
Unearned ESOP shares.................................................................        (123,233)              (130,734)
Unearned RRP shares..................................................................         (39,302)               (39,302)
Retained earnings - substantially restricted.........................................       2,283,980              2,220,190
Accumulated other comprehensive income...............................................          67,035                 19,108
                                                                                         ------------          -------------
               Total  stockholders' equity...........................................       3,932,102              3,812,363
                                                                                         ------------          -------------
               Total liabilities and stockholders' equity............................   $  32,774,838       $     32,257,194
                                                                                         ============          =============



The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                Three and six months ended June 30, 2001 and 2000


                                         ----Three months ended----       ----Six months ended----
                                           06/30/01       06/30/00        06/30/01        06/30/00
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                         ----------      -----------     -----------     -----------
INTEREST INCOME
Loans .............................      $  470,523      $  406,596      $  939,195      $  798,627
Mortgage-backed securities ........         139,777         122,854         283,908         228,313
FHLB stock and other securities ...           5,641           5,889          10,502           8,641
Deposits ..........................          18,986          32,187          38,740          72,817
                                         ----------      ----------      ----------      ----------
        Total interest income .....         634,927         567,526       1,272,345       1,108,398
                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts ........................          46,591          28,566          93,262          56,395
 Passbook savings accounts ........          21,622          26,109          42,556          51,853
 Certificate of deposit accounts ..         215,339         176,660         433,165         346,731
                                         ----------      ----------      ----------      ----------
        Total interest on deposits          283,552         231,335         568,983         454,979
Advances from Federal Home
 Loan Bank ........................          44,919          39,316          80,256          69,204
                                         ----------      ----------      ----------      ----------
        Total interest expense ....         328,471         270,651         649,239         524,183
                                         ----------      ----------      ----------      ----------
               Net interest income          306,456         296,875         623,106         584,215
Provision for losses on loans .....          26,000              --          26,800              --
                                         ----------      ----------      ----------      ----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS ..................         280,456         296,875         596,306         584,215
                                         ----------      ----------      ----------      ----------

NON-INTEREST INCOME
Service charges on deposit accounts          21,757          19,792          48,244          37,581
Other .............................           3,062           4,886           5,997           9,432
                                         ----------      ----------      ----------      ----------
        Total non-interest income .          24,819          24,678          54,241          47,013
                                         ----------      ----------      ----------      ----------

NON-INTEREST EXPENSES
Compensation and benefits .........         126,482          97,975         255,559         197,360
Occupancy .........................           8,005           7,909          17,721          15,964
Furniture and equipment ...........           9,349           5,490          19,453          13,341
Deposit insurance premium .........           1,153           1,177           2,336           2,421
Data processing ...................          21,239          17,724          41,670          35,223
Legal and other professional ......          21,196          15,873          48,667          38,528
Advertising .......................           3,730           5,237           9,978           9,998
Office supplies and postage .......          13,903          11,260          27,513          19,699
Other taxes - share tax assessment            7,800           8,550          15,600          17,100
Other general and administrative ..          29,855          19,834          55,641          37,721
                                         ----------      ----------      ----------      ----------
        Total non-interest expenses         242,712         191,029         494,138         387,355
                                         ----------      ----------      ----------      ----------

Continued. . .


                                         ----Three months ended----       ----Six months ended----
                                          06/30/01        06/30/00        06/30/01       06/30/00
                                         (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                         -----------    -----------     -----------     -----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES .................      $  62,563       $ 130,524       $ 156,409       $ 243,873

PROVISION FOR INCOME
 TAXES ............................         33,711          48,919          72,839          87,154
                                         ---------       ---------       ---------       ---------

NET INCOME ........................      $  28,852       $  81,605       $  83,570       $ 156,719
                                         =========       =========       =========       =========

Basic earnings per share ..........      $     .15       $     .43       $     .43       $     .82
                                         =========       =========       =========       =========

Diluted earnings per share ........      $     .13       $     .42       $     .39       $     .80
                                         =========       =========       =========       =========


COMPREHENSIVE INCOME
Net income ........................      $  28,852       $  81,605       $  83,570       $ 156,719
                                         ---------       ---------       ---------       ---------
Other comprehensive income (loss)
  Unrealized holding gains (losses)
   on securities during the period          13,718           2,905          72,617          (6,760)
  Income tax benefit (expense)
   related to unrealized holding
   gains (losses) .................         (4,664)           (988)        (24,690)          2,298
                                         ---------       ---------       ---------       ---------
Other comprehensive income (loss),
 net of  tax effects ..............          9,054           1,917          47,927          (4,462)
                                         ---------       ---------       ---------       ---------

Comprehensive income ..............      $  37,906       $  83,522       $ 131,497       $ 152,257
                                         =========       =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six months ended June 30, 2001 and 2000


                                                                                                                    Retained
                                                                                                                    Earnings
                                                              Additional        Unearned          Unearned          Substan-
                                               Common          Paid - In           ESOP               RRP            tially
                                               Stock           Capital           Shares            Shares          Restricted
                                               -----           -------           ------            ------          ----------
BALANCE, DECEMBER 31, 1999 ...........      $     2,109      $ 1,740,201      $  (147,603)      $   (44,193)      $ 1,958,199
                                            -----------      -----------      -----------       -----------       -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................               --               --               --                --           156,719
Other comprehensive income, net of tax
  Unrealized losses on securities ....               --               --               --                --                --
                                            -----------      -----------      -----------       -----------       -----------
Comprehensive income .................               --               --               --                --           156,719
                                            -----------      -----------      -----------       -----------       -----------
ESOP shares released for allocation ..               --              370            8,434                --             1,254
Acquisition of RRP shares ............               --               --               --           (20,791)               --
Dividends ............................               --               --               --                --           (17,924)
                                                                              -----------       -----------       -----------
BALANCE, JUNE 30, 2000
 (Unaudited) .........................      $     2,109      $ 1,740,571      $  (139,169)      $   (64,984)      $ 2,098,248
                                            ===========      ===========      ===========       ===========       ===========


BALANCE, DECEMBER 31, 2000 ...........      $     2,109      $ 1,740,992      $  (130,734)      $   (39,302)      $ 2,220,190
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................               --               --               --                --            83,570
Other comprehensive income, net of tax
  Unrealized gains on securities .....               --               --               --                --                --
                                            -----------      -----------      -----------       -----------       -----------
Comprehensive income .................               --               --               --                --            83,570
                                            -----------      -----------      -----------       -----------       -----------
ESOP shares released for allocation ..               --              521            7,501                --             1,307
Dividends ............................               --               --               --                --           (21,087)
BALANCE, JUNE 30, 2001
 (Unaudited) .........................      $     2,109      $ 1,741,513      $  (123,233)      $   (39,302)      $ 2,283,980
                                            ===========      ===========      ===========       ===========       ===========

                                             Accumulated
                                                Other
                                               Compre-
                                               hensive            Total
                                               Income            Equity
                                               ------            ------
BALANCE, DECEMBER 31, 1999 ...........      $    (4,675)      $ 3,504,038
                                            -----------       -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................               --           156,719
Other comprehensive income, net of tax
  Unrealized losses on securities ....           (4,462)           (4,462)
                                            -----------       -----------
Comprehensive income .................           (4,462)          152,257
                                            -----------       -----------
ESOP shares released for allocation ..               --            10,058
Acquisition of RRP shares ............               --           (20,791)
Dividends ............................               --           (17,924)
                                            -----------       -----------
BALANCE, JUNE 30, 2000
 (Unaudited) .........................      $    (9,137)      $ 3,627,638
                                            ===========       ===========


BALANCE, DECEMBER 31, 2000 ...........      $    19,108       $ 3,812,363
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................               --            83,570
Other comprehensive income, net of tax
  Unrealized gains on securities .....           47,927            47,927
                                            -----------       -----------
Comprehensive income .................           47,927           131,497
                                            -----------       -----------
ESOP shares released for allocation ..               --             9,329
Dividends ............................               --           (21,087)
BALANCE, JUNE 30, 2001
 (Unaudited) .........................      $    67,035       $ 3,932,102
                                            ===========       ===========


The accompanying notes are an integral part of these financial statements

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000

                                                                                    2001              2000
                                                                                 (Unaudited)      (Unaudited)
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................      $    83,570       $   156,719
                                                                                -----------       -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ...........................................................           14,250            11,123
  Provision for loan losses ..............................................           28,000                --
  ESOP contribution ......................................................            9,329            10,058
  Provision for deferred federal income tax benefit ......................             (611)           (3,140)
  Amortization of net premium on investment and mortgage-backed securities           11,531             7,115
  Net discount charged on installment loans ..............................           33,337            41,458
  Net loan fees deferred .................................................              318             3,188
  Stock dividends from Federal Home Loan Bank ............................           (5,100)          (10,600)
  Net increase in interest receivable ....................................          (14,782)          (33,364)
  Net decrease (increase) in other assets ................................          (32,612)           61,291
  Net increase in interest payable .......................................            4,937            15,372
  Net increase (decrease) in income taxes payable ........................          (75,305)           53,391
  Net increase in other liabilities ......................................           61,936            32,929
                                                                                -----------       -----------
        Total adjustments ................................................           35,228           188,821
                                                                                -----------       -----------
Net cash provided by operating activities ................................          118,798           345,540
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable .........................................         (222,971)       (1,394,982)
Purchases of securities available-for-sale ...............................       (1,533,879)       (1,636,148)
Principal payments received on mortgage-backed securities
 available-for-sale ......................................................        1,119,850           445,119
Purchases of securities held-to-maturity .................................               --          (262,871)
Principal payments received on mortgage-backed securities
 held-to-maturity ........................................................          177,676           172,419
Purchase of municipal obligation .........................................               --           (70,283)
Purchase of Federal Home Loan Bank stock .................................           (8,100)               --
Purchases of office property and equipment ...............................          (24,980)             (642)
Certificates of deposits acquired ........................................               --          (300,000)
                                                                                -----------       -----------
Net cash used in investing activities ....................................         (492,404)       (3,047,388)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts .........................................          685,561           958,266
Net increase (decrease) in advances by borrowers for taxes and insurance .           (2,255)            3,607
Cash dividends ...........................................................          (21,087)          (17,924)
Acquisition of RRP shares ................................................               --           (20,791)
Advances from Federal Home Loan Bank .....................................               --           200,000
Repayment of advances from Federal Home Loan Bank ........................         (300,000)               --
                                                                                -----------       -----------
Net cash provided by financing activities ................................          362,219         1,123,158
                                                                                -----------       -----------

NET DECREASE IN CASH .....................................................          (11,387)       (1,578,690)
Cash - beginning of period ...............................................        1,667,682         2,891,593
                                                                                -----------       -----------
Cash - end of period .....................................................      $ 1,656,295       $ 1,312,903
                                                                                ===========       ===========

The accompanying notes are an integral part of these financial statements

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2001


A:             BASIS OF PRESENTATION

               The accompanying consolidated financial statements for the period ended June 30, 2001 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

               The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


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

               As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $8,022 for the six months ended June 30, 2001 based on the quarterly release of shares.


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



C:             RECOGNITION AND RETENTION PLAN (Continued)
               The purchase price of these shares was recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced. The allocated shares are earned by participants as plan share awards vest over a specified period. If an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.

               A summary of the changes in restricted stock follows:

                                              Unawarded     Awarded
                                               Shares        Shares
                                               ------        ------
               Balance, January 1, 1999..          --           --
               Purchased by Plan ........       8,434           --
               Granted ..................      (7,167)       7,167
               Earned and issued ........          --       (4,778)
                                               ------       ------
               Balance, June 30, 2001 ...       1,267        2,389
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

            The following table summarizes the activity related to stock options:

                                       Exercise     Available        Options
                                        Price       for Grant      Outstanding
                                        -----       ---------      -----------
               At inception ...            --        21,087             --
               Granted ........       $ 10.50       (17,925)        17,925
               Cancelled ......            --            --             --
               Exercised ......            --            --             --
                                      -------       -------        -------
               At June 30, 2001                       3,162         17,925
                                      =======       =======        =======

E:             EARNINGS PER SHARE
               The following table provides a reconciliation between basic and diluted earnings per share:

                                                                           Weighted -
                                                              Income      Average Shares  Per-Share
                                                            (Numerator)   (Denominator)     Amount

            For the three months ended June 30, 2001
               Net income ............................       $ 28,852
                                                             --------
               Basic earnings per share
               Income available to common stockholders         28,852        194,572       $   0.15
                                                                                           ========
               Effect of dilutive securities
               Stock options granted .................             --         17,925
               RRP shares granted ....................             --          2,389
                                                             --------       --------
               Diluted earnings per share
               Income available to common stockholders
                and assumed conversions ..............       $ 28,852        214,886       $   0.13
                                                             ========       ========       ========

            For the six months ended June 30, 2001
               Net income ............................       $ 83,570
                                                             --------
               Basic earnings per share
               Income available to common stockholders         83,570        194,362       $   0.43
                                                                                           ========
               Effect of dilutive securities
               Stock options granted .................             --         17,925
               RRP shares granted ....................             --          2,389
                                                             --------       --------
               Diluted earnings per share
               Income available to common stockholders
                and assumed conversions ..............       $ 83,570        214,676       $   0.39
                                                             ========       ========       ========

            For the three months ended June 30, 2000
               Net income ............................       $ 81,605
                                                             --------
               Basic earnings per share
               Income available to common stockholders         81,605        190,493       $   0.43
                                                                                           ========
               Effect of dilutive securities
               RRP shares granted ....................             --          4,779
                                                             --------       --------
               Diluted earnings per share
               Income available to common stockholders
                and assumed conversions ..............       $ 81,605        195,272       $   0.42
                                                             ========       ========       ========

            For the six months ended June 30, 2000
               Net income ............................       $156,719
                                                             --------
               Basic earnings per share
               Income available to common stockholders        156,719        190,933       $   0.82
                                                                                           ========
               Effect of dilutive securities
               RRP shares granted ....................             --          4,779
                                                             --------       --------
               Diluted earnings per share
               Income available to common stockholders
                and assumed conversions ..............       $156,719        195,712       $   0.80
                                                             ========       ========       ========

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

               The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 with the same periods in 2000. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

               The Company's total assets increased $518,000 or 1.6% from $32.3 million at December 31, 2000 to $32.8 million at June 30, 2001. This increase was primarily due to increases of $297,000 in investment securities and $161,000 in net loans receivable. These increases were offset by a decrease in cash and cash equivalents of $11,000.

               The mortgage-backed securities portfolio increased by $297,000 or 3.6% from $8,302,000 at December 31, 2000 to $8,599,000 at June 30, 2001, due to
purchases of $1,534,000 in the first six months of 2001 funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. These purchases of securities during the first six months of 2001 were offset by ordinary repayments and payoffs of the mortgages that serve as collateral for these securities.
               The demand for mortgage loans in the Association's market area increased during the past six months. The net loan portfolio increased $161,000 or 0.8% from $20,670,000 at December 31, 2000 to $20,831,000 at June 30, 2001.
This increase consisted mainly of single-family residential mortgage loans, loans for the construction of single-family residences and commercial loans and was funded by increases in deposits.

                Cash and cash equivalents decreased by $11,000 or 0.7% from $1,667,000 at December 31, 2000 to $1,656,000 at June 30, 2001. This decrease was primarily caused by a $7,000 decrease in cash and amounts due from depository institutions and a $4,000 decrease in interest-bearing deposits in other institutions.

               Net deposits increased by $690,000 or 2.8% from $24,567,000 at December 31, 2000 to $25,258,000 at June 30, 2001. This increase was primarily due to an increase in certificates of deposit.

                Advances from Federal Home Loan Bank decreased by $300,000 or 8.1% from $3,697,000 at December 31, 2000 to $3,397,000 at June 30, 2001.

                Total stockholders' equity increased by $120,000 during the past six months. Net income of $84,000, an $8,000 decrease in unearned ESOP shares, which caused a $1,000 increase in retained earnings substantially restricted, and a $48,000 increase in unrealized gains on available-for-sale investment securities increased stockholders' equity during the period. These factors were partially offset by the payment of two quarterly dividends totaling $21,000. Stockholders' equity at June 30, 2001 totaled $3,932,000 or 12.0% of total assets compared to stockholders' equity of $3,812,000 or 11.8% of total assets at December 31, 2000.

               The Association's total classified assets for regulatory purposes at June 30, 2001 (excluding loss assets specifically reserved for) amounted to $775,000, all of which was classified as substandard. The largest classified asset at March 31, 2001 consisted of a $129,000 adjustable-rate residential loan. The remaining $646,000 of substandard assets at June 30, 2001 consisted of 14 residential mortgage loans totaling $498,000 and 7 consumer loans totaling $148,000.

Results of Operations

               The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the six months ended June 30, 2001 and 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

               Net income decreased by $53,000 or 64.6% in the quarter ended June 30, 2001 and decreased $73,000 or 46.7% in the first six months of 2001 compared to the respective 2000 periods. The decrease in the June 30, 2001 quarter was due to a $52,000 increase in non-interest expense and a $26,000 increase in provision for losses on loans. These items were partially offset by a $15,000 decrease in provision for income taxes and a $10,000 increase in net interest income. The decrease in net income for the six-month period ending June 30, 2001 was primarily due to a $106,000 increase in non-interest expense and a $27,000 increase in provisions for losses on loans. These items were partially offset by a $39,000 increase in net interest income, a $14,000 decrease in provision for income tax and a $7,000 increase in non-interest income.

                The $10,000 increase in net interest income in the second quarter of 2001, over the same period in 2000, was primarily due to increases in interest-earning assets funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. This increase in net interest income was partially offset by a decrease in the average interest rate spread from 3.34% in the quarter ended June 30, 2000 to 3.30% in the second quarter of 2001. The average yield on interest-earning assets increased from 7.46% in the quarter ended June 30, 2000 to 7.92% in the second quarter of 2001, while the average rate on interest-bearing liabilities increased from 4.12% in the second quarter of 2000 to 4.62% in the second quarter of 2001. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

                The $39,000 increase in net interest income in the first six months of 2001 compared to the first six months of 2000 was also primarily due to increases in interest-earning assets funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. The increase in net interest income during this period was also partially due to an increase in the average interest rate spread from 3.37% for the first six months of 2000 to 3.40% for the first six months of 2001. The average yield on interest-earning assets increased from 7.41% for the first six months of 2000 to 8.02% for the first six months of 2001, while the average rate on interest-bearing liabilities increased from 4.04% to 4.62% over the same period. The increase in asset yield was primarily caused by higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities

               Total interest income increased by $67,000 or 11.9% in the quarter ended June 30, 2001 and increased

$164,000 or 14.8% in the first six months of 2001 compared to the respective 2000 periods due to higher balances and higher yields. The average balance of total interest-earning assets increased from $29.1 million for the first six months of 2000 to $31.7 million for the first six months of 2001.

                Total interest expense increased by $58,000 or 21.4% for the quarter ended June 30, 2001 and increased $125,000 or 23.4% for the first six months of 2001 compared to the same period in 2000. The increase in the quarter period was primarily due to an increase in total interest paid on deposits of $52,000 and an increase in interest paid on Federal Home Loan Bank advances of $6,000. The increase in interest paid on deposits is a result of both higher volumes and higher average interest rates paid. The increase in interest paid on advances is a result of higher average balances partially offset by lower average rates paid.

                The provision for loan losses was $26,000 for the quarter ended June 30, 2001 and $27,000 in the first six months of 2001 compared to $0 in each of the 2000 periods. At June 30, 2001, the Association's total non-accruing loans amounted to $572,000. The allowance for loan losses amounted to $406,000 at June 30, 2001, representing 1.9% of the total loans held in portfolio and 71.0% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses needed to be increased by $26,000 in the June 2001 quarter in light of the current asset quality of the loan portfolio.

                Non-interest income remained unchanged in the quarter ended June 30, 2001 and increased $7,000 or 15.4% in the first six months of 2001 as compared to the similar 2000 periods. The increase in the first six months of 2001 was primarily due to a $10,000 increase in service charges on deposit accounts offset by a decrease of $3,000 in commissions on credit life insurance.

                Non-interest expenses increased by $52,000 or 27.1% in the quarter ended June 30, 2001 and increased $107,000 or 27.6% in the first six months of 2001 over the comparable 2000 periods. The increase in the quarter was primarily due to increases of $29,000 in compensation and benefits, $10,000 in other general and administrative, $5,000 in legal and other professional, $4,000 in furniture and equipment, $4,000 in data processing and $3,000 in office supplies and postage. These increases in non-interest expenses were partially offset by decreases of $2,000 in advertising and $1,000 in other taxes. The increase in the six-month period was primarily due to increases of $58,000 in compensation and benefits, $18,000 in other and general administrative, $10,000 in legal and other professional, $8,000 in office supplies and postage, $6,000 in data processing, $6,000 in furniture and equipment and $2,000 in occupancy. These increases in non-interest expense were offset primarily by decrease of $1,000 in other taxes.

               The $58,000 increase in compensation and benefits for the six months ended June 30, 2001 over the same period in 2000 was caused by increases of $34,000 in employee retirement contribution, $19,000 in compensation for officers and employees, $4,000 in other employee benefits and $2,000 in payroll taxes. This increase in compensation and benefits was partially offset by a decrease of $1,000 in ESOP contributions.

               The increase of $18,000 in other general and administrative for the six months ended June 30, 2001 was primarily caused by the reclassification of $6,000 in FHLB demand deposit charges into other general and administrative expense from data processing expense. The $18,000 increase was further caused by increases of $4,000 in supervisory examination, $2,000 in expense account officers and employees, $1,000 in expense account directors, $1,000 in loan expense, $1,000 in telephone expense, $1,000 in insurance and surety bond premium, $1,000 in dues and subscriptions, and $1,000 in other operating expense.

               The $10,000 increase in legal and other professional for the six month period ending June 30, 2001 is primarily due to an $8,000 increase in legal expense and a $2,000 increase in audit and accounting expense.

               The increase of $8,000 in office supplies and postage for the six months ended June 30, 2001 was primarily due to a $5,000 increase in office supplies and a $3,000 increase in postage.

               The $6,000 increase in data processing for the first six months of 2001 is primarily due to a $10,000 increase in service bureau expense and a $2,000 increase in FHLB now account charges. These increases were partially offset by the reclassification of $6,000 in FHLB demand deposit charges into other general and administrative expense from data processing.

               The $6,000 increase in furniture and equipment for the six month period ending June 30, 2001 is primarily due to a $3,000 increase in furniture, fixture and equipment expense and a $3,000 increase in furniture, fixture and equipment depreciation. The decrease of $14,000 or 16.4% in provision for income taxes for the six month period ending June 30, 2001 from the comparable 2000 period was primarily caused by a decrease in income before provision for income taxes.

Liquidity and Capital Resources

               In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2001, the Association's liquidity was 8.7% or $1,275,000 in excess of the minimum OTS requirement. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure their safe and sound operation.

               The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At June 30, 2001, the Association's tangible and core capital amounted to $3.0 million or 9.5% of adjusted total assets of $32.1 million, and the Association's risk-based capital amounted to $3.2 million or 20.2% of adjusted risk-weighted assets of $16.0 million.

         As of June 30, 2001, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                (Dollars In Thousands)

                                           TANGIBLE      CORE     RISK-BASED
                                           CAPITAL      CAPITAL    CAPITAL
                                           -------      -------    -------
GAAP Capital                               $ 3,101      $ 3,101    $ 3,101

Unrealized gain on securities available
for sale net, of taxes                         (67)      ( 67 )     ( 67 )
Additional capital items:
    General valuation allowances                --           --        200
                                           -------      -------    -------
Regulatory capital computed                  3,034        3,034      3,234

Minimum capital requirement                    482        1,285      1,278
                                           -------      -------    -------
Regulatory capital excess                  $ 2,552      $ 1,749    $ 1,956
                                           =======      =======    =======
Regulatory capital as a
        percentage                            9.45%        9.45%     20.24%

Minimum capital required
        as a percentage                       1.50%        4.00%      8.00%
                                           -------      -------    -------

Regulatory capital as a
  percentage in excess
    of requirements                           7.95%        5.45%     12.24%
                                           =======      =======    =======


               Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 2001. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

                                IBL Bancorp, Inc.
                                  Form 10-QSB
                          Quarter Ended June 30, 2001


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

Item 4 -Submission of Matters to a Vote of Security Holders:

                  On April 25, 2001, in conjunction with the Company's annual meeting of stockholders, there were two matters submitted for a vote of security holders. (1) The election of directors John
                  L. Delahaye and Danny M. Strickland for a term of three years expiring in 2004. Other directors whose term of office is continued after the meeting are: G. Lloyd Bouchereau, Jr., Gary K. Pruitt, Bobby E. Stanley and Edward J. Steinmetz. (2) To ratify the appointment of L.A. Champange & Co., L.L.P. as the Company's independent auditors for the year ending December 31, 2001. On matter (1) described above votes were cast as follows for John L. Delahaye: for = 171,353; withheld = 6,000; not voted = 33,517. On matter (1) described above votes were cast as follows for Danny M. Strickland: for = 171,328; withheld = 6,025; not voted = 33,517. On matter (2)
                  described above votes were cast as follows: for = 172,353; against = 5,000; abstain = 0; not voted = 33,517.

Item 5 - Other Information:
                  There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
                  (a) No exhibits are filed herewith:

                  (b) Reports on Form 8-K:
                            No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IBL  BANCORP, INC.
                                   Registrant


Date: August 6, 2001               By: /s/  G. Lloyd Bouchereau, Jr.
                                       ----------------------------------------
                                       G. Lloyd Bouchereau, Jr., President and
                                       Chief Executive Officer

Date: August 6, 2001               By: /s/ Gary K.Pruitt
                                       ----------------------------------------
                                       Gary K. Pruitt
                                       Secretary