Form 10QSB
period 2001-09-30
IBL BANCORP
filed 2001-11-09
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

 [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Shares of common stock, par value $.01 per share, outstanding as of November 7, 2001: 210,870

Transitional Small Business Disclosure Format (check one):
Yes [   ]    No [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2001

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                    Page
                                                                                    ----
Item 1 - Financial Statements

Consolidated Statements Of Financial Condition At
September 30, 2001 (Unaudited) and December 31, 2000..................................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2001 and 2000.......................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Nine Months Ended September 30, 2001 and 2000.........................................6

Consolidated Statements Of Cash Flows (Unaudited) For The
Nine Months Ended September 31, 2001 and 2000.........................................7

Notes to Consolidated Financial Statements............................................8

Item 2 - Management's Discussion and Analysis or Plan
                  of Operations......................................................11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................................17
Item 2 - Changes in Securities and Use of Proceeds...................................17
Item 3 - Defaults Upon Senior Securities.............................................17
Item 4 - Submission of Matters to a Vote of Security Holders.........................17
Item 5 - Other Information...........................................................17
Item 6 - Exhibits and Reports on Form 8-K............................................17

Signatures...........................................................................18


                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2001 and December 31, 2000


                                                                         September 30,
                                                                              2001           December 31,
                                                                          (Unaudited)            2000
                                                                          ------------       ------------
ASSETS
Cash and amounts due from depository institutions ..................      $    169,956       $    166,845
Interest-bearing deposits in other institutions ....................           692,068          1,500,837
                                                                          ------------       ------------
         Total cash ................................................           862,024          1,667,682
                                                                          ------------       ------------
Time deposits ......................................................         1,103,000          1,103,000
                                                                          ------------       ------------
Mortgage-backed securities
 Held to maturity (estimated market value $1,806,250 and $2,068,676)         1,767,934          2,068,115
 Available for sale (amortized cost $7,341,463 and $6,205,163) .....         7,412,227          6,234,114
                                                                          ------------       ------------
         Total investment securities ...............................         9,180,161          8,302,229
                                                                          ------------       ------------
Loans receivable ...................................................        21,791,958         21,065,939
Less allowance for loan losses .....................................           406,317            395,880
                                                                          ------------       ------------
         Loans receivable, net .....................................        21,385,641         20,670,059
                                                                          ------------       ------------
Premises and equipment, net ........................................           148,088            133,198
Federal Home Loan Bank stock, at cost ..............................           223,500            208,300
Accrued interest receivable ........................................           186,982            150,183
Other assets .......................................................            49,638             22,543
                                                                          ------------       ------------
                  Total assets .....................................      $ 33,139,034       $ 32,257,194
                                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits $ .........................................................      $ 25,569,491         24,567,301
Advances from Federal Home Loan Bank ...............................         3,397,000          3,697,000
Advances by borrowers for taxes and insurance ......................            13,130             16,105
Federal income taxes payable .......................................                --             83,332
Other liabilities and deferrals ....................................           201,202             81,093
                                                                          ------------       ------------
                  Total liabilities ................................        29,180,823         28,444,831
                                                                          ------------       ------------

Commitments and contingencies ......................................                --                 --
                                                                          ------------       ------------

Preferred stock - $.01 par, 2,000,000 shares authorized ............                --                 --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued ............................................................             2,109              2,109
Additional paid-in capital .........................................         1,742,989          1,740,992
Unearned ESOP shares ...............................................          (118,082)          (130,734)
Unearned RRP shares ................................................           (39,302)           (39,302)
Retained earnings - substantially restricted .......................         2,323,793          2,220,190
Accumulated other comprehensive income .............................            46,704             19,108
                                                                          ------------       ------------
                  Total stockholders' equity .......................         3,958,211          3,812,363
                                                                          ------------       ------------
                  Total liabilities and stockholders' equity .......      $ 33,139,034       $ 32,257,194
                                                                          ============       ============


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             Three and nine months ended September 30, 2001 and 2000

                                          -----Three months ended-----    -----Nine months ended------
                                            09/30/01        09/30/00       09/30/01         09/30/00
                                          (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
                                           ----------      ----------      ----------      ----------
INTEREST INCOME
Loans ...............................      $  453,398      $  421,085      $1,392,593      $1,219,712
Mortgage-backed securities ..........         134,826         134,964         418,734         363,277
FHLB stock and other securities .....           4,045           3,126          14,547          11,767
Deposits ............................          21,169          28,721          59,909         101,538
                                           ----------      ----------      ----------      ----------
         Total interest income ......         613,438         587,896       1,885,783       1,696,294
                                           ----------      ----------      ----------      ----------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts ..........................          42,317          36,165         135,579          92,560
 Passbook savings accounts ..........          23,678          21,544          66,234          73,397
 Certificate of deposit accounts ....         215,121         201,576         648,286         548,307
                                           ----------      ----------      ----------      ----------
         Total interest on deposits .         281,116         259,285         850,099         714,264
Advances from Federal Home
 Loan Bank ..........................          39,486          48,489         119,742         117,693
                                           ----------      ----------      ----------      ----------
         Total interest expense .....         320,602         307,774         969,841         831,957
                                           ----------      ----------      ----------      ----------
                  Net interest income         292,836         280,122         915,942         864,337
Provision for losses on loans .......              --           4,500          26,800           4,067
                                           ----------      ----------      ----------      ----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS ....................         292,836         275,622         889,142         860,270
                                           ----------      ----------      ----------      ----------

NON-INTEREST INCOME
Service charges on deposit accounts .          22,417          20,136          70,661          57,717
Other ...............................           1,218           2,000           7,215          10,999
                                           ----------      ----------      ----------      ----------
         Total non-interest income ..          23,635          22,136          77,876          68,716
                                           ----------      ----------      ----------      ----------

NON-INTEREST EXPENSES
Compensation and benefits ...........         125,723          96,856         381,282         294,216
Occupancy ...........................          11,539           9,112          29,260          25,076
Furniture and equipment .............           9,103           7,618          28,556          20,959
Deposit insurance premium ...........           1,172           1,215           3,508           3,636
Data processing .....................          22,330          15,357          64,000          45,214
Legal and other professional ........          16,805          11,707          65,472          50,235
Advertising .........................           4,877           4,909          14,855          14,907
Office supplies and postage .........           6,933           8,456          34,446          28,155
Other taxes - share tax assessment ..           7,800           8,550          23,400          25,650
Other general and administrative ....          23,399          31,657          79,040          74,744
                                           ----------      ----------      ----------      ----------
         Total non-interest expenses          229,681         195,437         723,819         582,792
                                           ----------      ----------      ----------      ----------

Continued. . .

                                        -----Three months ended-----   -----Nine months ended------
                                          09/30/01       09/30/00        09/30/01        09/30/00
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                         ---------       ---------       ---------       ---------
INCOME BEFORE PROVISION
 FOR INCOME TAXES .................      $  86,790       $ 102,321       $ 243,199       $ 346,194

PROVISION FOR INCOME
 TAXES ............................         38,029          40,918         110,868         128,072
                                         ---------       ---------       ---------       ---------

NET INCOME ........................      $  48,761       $  61,403       $ 132,331       $ 218,122
                                         =========       =========       =========       =========

Basic earnings per share ..........      $     .25       $     .32       $     .68       $    1.14
                                         =========       =========       =========       =========

Diluted earnings per share ........      $     .23       $     .31       $     .62       $    1.11
                                         =========       =========       =========       =========


COMPREHENSIVE INCOME
Net income ........................      $  48,761       $  61,403       $ 132,331       $ 218,122
                                         ---------       ---------       ---------       ---------

Other comprehensive income (loss)
  Unrealized holding gains (losses)
   on securities during the period         (30,804)         22,631          41,813          15,871
  Income tax benefit (expense)
   related to unrealized holding
   gains (losses) .................         10,473          (7,695)        (14,217)         (5,397)
                                         ---------       ---------       ---------       ---------
Other comprehensive income (loss),
 net of  tax effects ..............        (20,331)         14,936          27,596          10,474
                                         ---------       ---------       ---------       ---------

Comprehensive income ..............      $  28,430       $  76,339       $ 159,927       $ 228,596
                                         =========       =========       =========       =========




The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 2001 and 2000


                                                                                                    Retained      Accumulated
                                                                                                    Earnings-        Other
                                                        Additional     Unearned      Unearned        Substan-       Compre-
                                            Common      Paid - In        ESOP          RRP            tially        hensive
                                            Stock        Capital        Shares        Shares        Restricted       Income
                                            -----        -------        ------        ------        ----------       ------
BALANCE, DECEMBER 31, 1999 ...........   $     2,109   $ 1,740,201   $  (147,603)   $   (44,193)   $ 1,958,199    $    (4,675)
                                         -----------   -----------   -----------    -----------    -----------    -----------
 COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................            --            --            --             --        218,122             --
Other comprehensive income, net of tax
  Unrealized losses on securities ....            --            --            --             --             --         10,474
                                         -----------   -----------   -----------    -----------    -----------    -----------
Comprehensive income .................            --            --            --             --        218,122         10,474
                                         -----------   -----------   -----------    -----------    -----------    -----------
ESOP shares released for allocation ..            --           528        12,651             --          1,880             --
Acquisition of RRP shares ............            --            --            --        (20,791)            --             --
Dividends ............................            --            --            --             --        (26,886)            --
                                         -----------   -----------   -----------    -----------    -----------    -----------


BALANCE, SEPTEMBER 30, 2000
 (Unaudited) .........................   $     2,109   $ 1,740,729   $  (134,952)   $   (64,984)   $ 2,151,315    $     5,799
                                         ===========   ===========   ===========    ===========    ===========    ===========

BALANCE, DECEMBER 31, 2000 ...........   $     2,109   $ 1,740,992   $  (130,734)   $   (39,302)   $ 2,220,190    $    19,108
                                         -----------   -----------   -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................            --            --            --             --        132,331             --

Other comprehensive income, net of tax
  Unrealized gains on securities .....            --            --            --             --             --         27,596
                                         -----------   -----------   -----------    -----------    -----------    -----------
Comprehensive income .................            --            --            --             --        132,331         27,596
                                         -----------   -----------   -----------    -----------    -----------    -----------
ESOP shares released for allocation ..            --         1,997        12,652             --          2,903             --

Dividends ............................            --            --            --             --        (31,631)            --
                                         -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 2001
 (Unaudited) .........................   $     2,109   $ 1,742,989   $  (118,082)   $   (39,302)   $ 2,323,793    $    46,704
                                         ===========   ===========   ===========    ===========    ===========    ===========




                                            Total
                                            Equity
                                            ------
BALANCE, DECEMBER 31, 1999 ...........   $ 3,504,038
                                         -----------
 COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................       218,122
Other comprehensive income, net of tax
  Unrealized losses on securities ....        10,474
                                         -----------
Comprehensive income .................       228,596
                                         -----------
ESOP shares released for allocation ..        15,059
Acquisition of RRP shares ............       (20,791)
Dividends ............................       (26,886)
                                         -----------


BALANCE, SEPTEMBER 30, 2000
 (Unaudited) .........................   $ 3,700,016
                                         ===========

BALANCE, DECEMBER 31, 2000 ...........   $ 3,812,363
                                         -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................       132,331

Other comprehensive income, net of tax
  Unrealized gains on securities .....        27,596
                                         -----------
Comprehensive income .................       159,927
                                         -----------
ESOP shares released for allocation ..        17,552

Dividends ............................       (31,631)
                                         -----------

BALANCE, SEPTEMBER 30, 2001
 (Unaudited) .........................   $ 3,958,211
                                         ===========

The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2001 and 2000

                                                                                2001            2000
                                                                             (Unaudited)     (Unaudited)
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................   $   132,331    $   218,122
                                                                             -----------    -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ...........................................................        21,375         18,023
  Provision for loan losses ..............................................        26,800          4,067
  ESOP contribution ......................................................        17,552         15,059
  Provision for deferred federal income tax benefit ......................          (880)        (3,503)
  Amortization of net premium on investment and mortgage-backed securities        19,224         10,012
  Net discount charged (realized) on installment loans ...................        (9,928)        47,951
  Net loan fees deferred .................................................         4,638          7,144
  Stock dividends from Federal Home Loan Bank ............................        (7,100)       (11,600)
  Net increase in interest receivable ....................................       (36,799)       (58,120)
  Net decrease (increase) in other assets ................................       (28,143)        53,505
  Net increase (decrease) in interest payable ............................       (41,503)        11,460
  Net increase (decrease) in income taxes payable ........................       (83,332)        76,617
  Net increase in other liabilities ......................................       107,820         74,236
                                                                             -----------    -----------
         Total adjustments ...............................................        (9,076)       244,851
                                                                             -----------    -----------
Net cash provided by operating activities ................................       123,255        462,973
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable .........................................      (737,092)    (2,213,237)
Purchases of securities available-for-sale ...............................    (2,901,667)    (2,773,385)
Principal payments received on mortgage-backed securities
 available-for-sale ......................................................     1,748,392        611,528
Purchases of securities held-to-maturity .................................            --       (262,871)
Principal payments received on mortgage-backed securities
 held-to-maturity ........................................................       297,932        500,905
Purchase of municipal obligation .........................................            --        (70,283)
Purchase of FHLB stock ...................................................        (8,100)        (2,100)
Purchases of office property and equipment ...............................       (36,265)        (1,283)
Certificates of deposits acquired ........................................            --       (300,000)
Maturity of certificates of deposit ......................................            --         99,000
                                                                             -----------    -----------
Net cash used in investing activities ....................................    (1,636,000)    (4,411,726)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts .........................................     1,043,693      1,529,502
Net increase (decrease) in advances by borrowers for taxes and insurance .        (2,975)         1,630
Cash dividends ...........................................................       (31,631)       (26,886)
Acquisition of RRP shares ................................................            --        (20,791)
Advances from Federal Home Loan Bank .....................................            --      1,001,000
Repayment of advances from Federal Home Loan Bank ........................      (300,000)            --
                                                                             -----------    -----------
Net cash provided by financing activities ................................       709,087      2,484,455
                                                                             -----------    -----------

NET DECREASE IN CASH .....................................................      (805,658)    (1,464,298)
Cash - beginning of period ...............................................     1,667,682      2,891,593
                                                                             -----------    -----------
Cash - end of period .....................................................   $   862,024    $ 1,427,295
                                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2001

A: BASIS OF PRESENTATION

                  The accompanying consolidated financial statements for the period ended September 30, 2001 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

                  The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


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

                  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $14,649 for the nine months ended September 30, 2001 based on the quarterly release of shares.


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

                  A summary of the changes in restricted stock follows:

                                                  Unawarded      Awarded
                                                    Shares        Shares
                                                   -------      ---------
                  Balance, January 1, 1999.......       --             --
                  Purchased by Plan..............    8,434             --
                  Granted........................   (7,167)         7,167
                  Earned and issued..............       --         (4,778)
                                                    ------        -------
                  Balance, September 30, 2001....    1,267          2,389
                                                    ======        =======


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

                     The following table summarizes the activity related to stock options:

                                            Exercise   Available      Options
                                             Price     for Grant    Outstanding
             At inception.................               21,087           --
             Granted......................  $  10.50    (17,925)      17,925
             Cancelled....................                   --           --
             Exercised....................                   --           --
                                                         ------       ------
             At September 30, 2001........                3,162       17,925
                                                         ======       ======

E: EARNINGS PER SHARE

            The following table provides a reconciliation between basic and diluted earnings per share:

                                                                       Weighted
                                                                       Average
                                                  Income        Shares        Per-Share
                                                (Numerator)  (Denominator)     Amount
                                                -----------  -------------   ---------
For the three months ended September 30, 2001
Net income ..................................    $ 48,761
                                                 --------
Basic earnings per share
Income available to common stockholders .....      48,761       194,992      $   0.25
                                                                             ========
Effect of dilutive securities
Stock options granted .......................          --        17,925
RRP shares granted ..........................          --         2,391
                                                 --------       -------
Diluted earnings per share
Income available to common stockholders
 plus assumed conversions ...................    $ 48,761       215,308      $   0.23
                                                 ========       =======      ========

For the nine months ended September 30, 2001
Net income ..................................    $132,331
                                                 --------
Basic earnings per share
Income available to common stockholders .....     132,331       194,573      $   0.68
                                                                             ========
Effect of dilutive securities
Stock options granted .......................          --        17,925
RRP shares granted ..........................          --         2,391
                                                 --------       -------
Diluted earnings per share
Income available to common stockholders
 plus assumed conversions ...................    $132,331       214,889      $   0.62
                                                 ========       =======      ========

For the three months ended September 30, 2000
Net income ..................................    $ 61,403
                                                 --------
Basic earnings per share
Income available to common stockholders .....      61,403       190,915      $   0.32
                                                                             ========
Effect of dilutive securities
RRP shares granted ..........................          --         4,778
                                                 --------       -------
Diluted earnings per share
Income available to common stockholders
 plus assumed conversions ...................    $ 61,403       195,693      $   0.31
                                                 ========      ========      ========

For the nine months ended September 30, 2000
Net income ..................................    $218,122
                                                 --------
Basic earnings per share
Income available to common stockholders .....     218,122       190,927      $   1.14
                                                                             ========
Effect of dilutive securities
RRP shares granted ..........................          --         4,778
                                                 --------       -------
Diluted earnings per share
Income available to common stockholders
 plus assumed conversions ...................    $218,122       195,705      $   1.11
                                                 ========      ========      ========

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

                  The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 with the same periods in 2000. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

                  The Company's total assets increased $882,000 or 2.7% from $32.3 million at December 31, 2000 to $33.1 million at September 30, 2001. This increase was primarily due to increases of $878,000 in investment securities and $716,000 in net loans receivable. These increases were offset by a decrease in cash and cash equivalents of $806,000.

                  The mortgage-backed securities portfolio increased by $878,000 or 10.6% from $8,302,000 at December 31, 2000 to $9,180,000 at September 30,
2001, due to purchases of $2,902,000 in the first nine months of 2001 funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. These purchases of securities during the first nine months of 2001 were offset by ordinary repayments and payoffs of the mortgages that serve as collateral for these securities.

                  The demand for mortgage loans in the Association's market area increased during the past nine months. The net loan portfolio increased $716,000 or 3.5% from $20,670,000 at December 31, 2000 to $21,386,000 at September 30,
2001. This increase consisted mainly of single-family residential mortgage loans, loans for the construction of single-family residences and commercial loans and was funded by increases in deposits and excess cash.

                    Cash and cash equivalents decreased by $806,000 or 48.3% from $1,668,000 at December 31, 2000 to $862,000 at September 30, 2001. This
decrease was primarily caused by a $809,000 decrease in interest-bearing deposits in other institutions offset by a $3,000 increase in cash and amounts due from depository institutions.

                  Net deposits increased by $1,002,000 or 4.1% from $24,567,000 at December 31, 2000 to $25,569,000 at September 30, 2001. This increase was primarily due to an increase in certificates of deposit.

                    Advances from Federal Home Loan Bank decreased by $300,000 or 8.1% from $3,697,000 at December 31, 2000 to $3,397,000 at September 30,
2001.

                    Total stockholders' equity increased by $146,000 during the past nine months. Net income of $132,000, a

$13,000 decrease in unearned ESOP shares, which caused a $3,000 increase in retained earnings substantially restricted, a $28,000 increase in unrealized gains on available-for-sale investment securities and a $2,000 increase in additional paid-in capital increased stockholders' equity during the period. These factors were partially offset by the payment of three quarterly dividends totaling $32,000. Stockholders' equity at September 30, 2001 totaled $3,958,000 or 11.9% of total assets compared to stockholders' equity of $3,812,000 or 11.8% of total assets at December 31, 2000.

                  The Association's total classified assets for regulatory purposes at September 30, 2001 (excluding loss assets specifically reserved for) amounted to $834,000, all of which was classified as substandard. The largest classified asset at September 30, 2001 consisted of a $131,000 adjustable-rate residential loan. The remaining $703,000 of substandard assets at September 30, 2001 consisted of 16 residential mortgage loans totaling $548,000 and 7 consumer loans totaling $155,000.

Results of Operations

                  The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the nine months ended September 30, 2001 and 2000, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.


                  Net income decreased by $13,000 or 20.6% in the quarter ended September 30, 2001 and decreased $86,000 or 39.3% in the first nine months of 2001 compared to the respective 2000 periods. The decrease in the September 30, 2001 quarter was due to a $34,000 increase in non-interest expense. This increase was partially offset by a $13,000 increase in net interest income, a $4,000 decrease in provision for losses on loans, a $3,000 decrease in provision for income taxes, and a $1,000 increase in non-interest income. The decrease in net income for the nine-month period ending September 30, 2001 was primarily due to a $141,000 increase in non-interest expense and a $23,000 increase in provisions for losses on loans. These items were partially offset by a $52,000 increase in net interest income, a $17,000 decrease in provision for income tax and a $9,000 increase in non-interest income.

                    The $13,000 increase in net interest income in the third quarter of 2001, over the same period in 2000, was primarily due to increases in interest-earning assets funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. This increase in net interest income was partially offset by a decrease in the average interest rate spread from 3.20% in the quarter ended September 30, 2000 to 3.09% in the third quarter of 2001. The average yield on interest-earning assets decreased from 7.73% in the quarter ended September 30, 2000 to 7.52% in the third quarter of 2001, while the average rate on interest-bearing liabilities decreased from 4.53% in the third quarter of 2000 to 4.43% in the third quarter of 2001. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage-backed securities.

                    The $52,000 increase in net interest income in the first nine months of 2001 compared to the first nine months of 2000 was also primarily due to increases in interest-earning assets funded by increases in the average balances of deposits and advances from the Federal Home Loan Bank. The increase in net interest income during this period was partially offset due to a decrease in the average interest rate spread from 3.42% for the first nine months of 2000 to 3.29% for the first nine months of 2001. The average yield on interest-earning assets increased from 7.62% for the first nine months of 2000 to 7.84% for the first nine months of 2001, while the average rate on interest-bearing liabilities increased from 4.20% to 4.55% over the same period. The increase in asset yield was primarily caused by higher yields on the Association's adjustable-rate mortgage loans.

                  Total interest income increased by $26,000 or 4.3% in the quarter ended September 30, 2001 and increased $189,000 or 11.2% in the first nine months of 2001 compared to the respective 2000 periods. The increase in the first nine months of 2001 was due to higher balances and higher yields. The average balance of total interest-earning assets increased from $29.6 million for the first nine months of 2000 to $32.0 million for the first nine months of 2001.

                    Total interest expense increased by $13,000 or 4.2% for the quarter ended September 30, 2001 and increased $138,000 or 16.6% for the first nine months of 2001 compared to the same period in 2000. The increase in the quarter period was primarily due to an increase in total interest paid on deposits of $22,000 offset by a decrease in interest paid on Federal Home Loan Bank advances of $9,000. The increase in total interest expense for the first nine months of 2001 was caused by a $136,000 increase in interest paid on deposits and a $2,000 increase in interest paid on Federal Home Loan Bank advances. The increase in interest paid on deposits for the nine-month period is a result of both higher volumes and higher average interest rates paid. The increase in interest paid on advances for the nine-month period is a result of higher average balances partially offset by lower average rates paid.

                    The provision for loan losses was $0 for the quarter ended September 30, 2001 and $27,000 in the first nine months of 2001 compared to $4,000 in the third quarter of 2000 and $4,000 for the first nine months of 2000. At September 30, 2001, the Association's total non-accruing loans amounted to $470,000, compared to $405,000 at September 30, 2000. The allowance for loan losses amounted to $406,000 at September 30, 2001, representing 1.9% of the total loans held in portfolio and 86.4% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

                    Non-interest income increased $1,000 or 6.8% in the quarter ended September 30, 2001 and increased $9,000 or 13.3% in the first nine months of 2001 as compared to the similar 2000 periods. The increase in the quarter ended September 30, 2001 was primarily due to a $2,000 increase in service charges on deposit accounts offset by a decrease of $1,000 in commissions on credit life insurance. The increase in the first nine months of 2001 was primarily caused by a $13,000 increase in service charges on deposit accounts offset by a $4,000 decrease in commissions on credit life insurance.

                    Non-interest expenses increased by $34,000 or 17.6% in the quarter ended September 30, 2001 and increased $141,000 or 24.2% in the first nine months of 2001 over the comparable 2000 periods. The increase in the quarter was primarily due to increases of $29,000 in compensation and benefits, $7,000 in data processing, $5,000 in legal and other professional, $2,000 in occupancy and $1,000 in furniture and equipment. These increases in non-interest expenses were partially offset by decreases of $8,000 in other general and administrative and $2,000 in office supplies. The increase in the nine-month period was primarily due to increases of $87,000 in compensation and benefits, $19,000 in data processing, $15,000 in legal and other professional, $8,000 in furniture and equipment, $6,000 in office supplies and postage, $4,000 in other general and administrative and $4,000 in occupancy. These increases in non-interest expense were offset primarily by a decrease of $2,000 in other taxes.

                  The $87,000 increase in compensation and benefits for the nine months ended September 30, 2001 over the same period in 2000 was caused by increases of $51,000 in employee retirement contribution, $24,000 in compensation for officers and employees, $5,000 in other employee benefits, $4,000 in compensation for directors, $2,000 in payroll taxes and $1,000 in ESOP loan contributions. The increase of $51,000 in employee retirement contributions for the first nine months of 2001 was primarily due to the Association beginning to accrue for the

Recognition and Retention Plan in 2001 and accruing more for Profit Sharing do to a probable increase in eligible participants.

                  The $19,000 increase in data processing for the first nine months of 2001 is primarily due to a $16,000 increase in service bureau expense and a $3,000 increase in FHLB now account charges.

                  The $15,000 increase in legal and other professional for the nine month period ending September 30, 2001 is primarily due to a $13,000 increase in legal expense and a $2,000 increase in audit and accounting expense.

                  The $8,000 increase in furniture and equipment for the nine month period ending September 30, 2001 is primarily due to a $4,000 increase in furniture, fixture and equipment expense and a $4,000 increase in furniture, fixture and equipment depreciation.


                  The increase of $6,000 in office supplies and postage for the nine months ended September 30, 2001 was primarily due to a $4,000 increase in postage and a $2,000 increase in office supplies.

                  The increase of $4,000 in other general and administrative for the nine months ended September 30, 2001 was primarily caused by increases of $5,000 in supervisory examination, $2,000 in dues and subscriptions, $1,000 in expense account directors, $1,000 in insurance and surety bond premiums, $1,000 in loan expense, $1,000 in telephone expense and $1,000 in FHLB demand deposit charges. These increases were partially offset by a decrease of $8,000 in other operating expense.

                  The $4,000 increase in occupancy is primarily due to increases of $2,000 in office building repairs and maintenance, $1,000 in office building taxes and assessments, and $1,000 in office building salaries expense.

                  The $2,000 decrease in other taxes was caused by a $2,000 decrease in parish and city tax assessment.

                  The decrease of $17,000 or 13.4% in provision for income taxes for the nine month period ending September 30, 2001 from the comparable 2000 period was primarily caused by a decrease in income before provision for income taxes.

Liquidity and Capital Resources

                  In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2001, the Association's liquidity was 5.5% or $439,000 in excess of the prior minimum OTS requirement. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure their safe and sound operation.

                  The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At September 30, 2001, the Association's tangible and core capital amounted to $3.1 million or 9.6% of adjusted total assets of $32.5 million, and the Association's risk-based capital amounted to $3.3 million or 19.9% of adjusted risk-weighted assets of $16.5 million.

                  As of September 30, 2001, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                (Dollars In Thousands)

                                            TANGIBLE     CORE     RISK-BASED
                                            CAPITAL     CAPITAL     CAPITAL
                                            -------     -------     -------
GAAP Capital ..........................     $3,127      $3,127      $3,127

Unrealized gain on securities available
for sale net, of taxes ................     ( 47 )      ( 47 )      ( 47 )
Additional capital items:
    General valuation allowances ......         --          --         207
                                            ------      ------      ------
Regulatory capital computed ...........      3,080       3,080       3,287

Minimum capital requirement ...........        488       1,300       1,324
                                            ------      ------      ------
Regulatory capital excess .............     $2,592      $1,780      $1,963
                                            ======      ======      ======
Regulatory capital as a
         percentage ...................       9.47%       9.47%      19.86%

Minimum capital required
         as a percentage ..............       1.50%       4.00%       8.00%
                                            ------      ------      ------

Regulatory capital as a
  percentage in excess
    of requirements ...................       7.97%       5.47%      11.86%
                                            ======      ======      ======


                  Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 2001. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended September 30, 2001



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

Item 6 - Exhibits and Reports on Form 8-K:

                  (a) No exhibits are filed herewith:

                  (b) Reports on Form 8-K:

                         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. IBL BANCORP, INC. Registrant


Date:  November 7, 2001     By: /s/ G. Lloyd Bouchereau, Jr.
                                ----------------------------------------
                                G. Lloyd Bouchereau, Jr., President and
                                      Chief Executive Officer



Date:  November 7, 2001     By: /s/ Gary K.Pruitt
                                ------------------
                                Gary K. Pruitt
                                Secretary