Form 10KSB
period 2001-12-31
IBL BANCORP
filed 2002-03-28
CIK 1064160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM l0-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act Of 1934.

              For the transition period from ______________ to ______________

                        Commission File Number 000-24907

                                IBL BANCORP, INC.
                 (Name of small business issuer in its charter)

            LOUISIANA                                  72 - 1421499
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

                23910 RAILROAD AVE., PLAQUEMINE, LOUISIANA 70764
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: (225)687-6337

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.0l per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2001:
         $2,570,131

         As of March 15, 2002, the aggregate market value of the 142,475 shares of Common Stock of the Issuer held by non-affiliates, which excludes 68,395 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $1.78 million. This figure is based on the average of the bid and asked prices of $12.50 per share of the Issuer's Common Stock on March 15, 2002.

         Number of shares of Common Stock outstanding on March 15, 2002: 210,870 Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]

      DOCUMENTS INCORPORATED BY REFERENCE:

                    (1) Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 and Part III, Item 13 of this Form l0-KSB.

                    PART I.

                             Item 1. Description of Business.

                    IBL Bancorp, Inc. (the "Company") is a Louisiana corporation organized in June 1998 by Iberville Building and Loan Association (the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to its Employee Stock Ownership Plan (the "ESOP"), and cash, deposits and investment securities totaling $875,000 at December 31, 2001. The business and management of the Company primarily consists of the business and management of the Association. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Association. The Company does not intend to employ any persons other than officers of the Association, and the Company utilizes the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                    The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1915. The Association conducts business from its office in Plaquemine, Louisiana. At December 31, 2001, the Company had $33.1 million of total assets, $29.0 million of total liabilities, including $25.8 million of deposits, and $4.1 million of total stockholders' equity (representing 12.5% of total assets).

                    The Association is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family residences (one-to-four units) located mainly in the parishes of Iberville and West Baton Rouge. To a lesser extent, the Association also originates consumer loans, construction loans and commercial real estate loans. At December 31, 2001, the Company's net loans receivable totaled $20.8 million or 62.8% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $13.8 million or 61.5% of the Company's total loan portfolio at December 31, 2001. In addition, the Association invests in investment securities and certificates of deposit. The Company had $8.5 million of investment securities at December 31, 2001, representing 25.6% of total assets. Of the $8.5 million of investment securities, $474,000 matures within five years of December 31, 2001. Also at December 31, 2001, the Company had $905,000 or 2.7% of total assets in certificates of deposits with other financial institutions, all of which will mature within the next two years.

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

                    Capital Position. As of December 31, 2001, the Association had total stockholder's equity of $4.1 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.98%, 9.98% and 21.34%, respectively, as compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

                    Profitability. The Company has been profitable in each of the last three years. For the year ended December 31, 2001, net income was $280,000 compared to $297,000 and $184,000 in 2000 and 1999, respectively.

                    Asset Quality. The Company's total non-performing assets were 0.68% of total assets at December 31, 2001 compared to 1.22% and 0.41% of total assets at December 31, 2000 and 1999, respectively. Non-accruing single-family residential loans and consumer loans represented 100% of the total non-performing assets at December 31, 2001 and 1999. At December 31 2000, non-performing assets included one commercial real estate loan of $30,000 and the remainder was made up of single-family residential and consumer loans. At December 31, 2001, the Company's allowance for loan losses amounted to $386,000 or 1.7% of the total loan portfolio.

                    Interest Rate Risk. The primary elements of the Company's strategy to manage its interest rate risk include (1) emphasizing the origination of adjustable-rate mortgages ("ARMs"), (2) purchasing adjustable-rate mortgage-backed securities, (3) since mid-1996, originating fixed-rate single-family residential loans to meet customer demand, and (4) maintaining lower-costing passbook and negotiable order of withdrawal ("NOW") accounts. Based upon certain repricing assumptions, the Company's interest-bearing liabilities repricing or maturing within one year exceeded its interest-earning assets with similar characteristics by $1.2 million or 3.6% of total assets at December 31, 2001.

                    Community Orientation. The Company is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 2001, most of the Company's loans were to residents of its primary market area of Iberville and West Baton Rouge parishes. The Company intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

                    Market Area

                    The Company's primary market area consists of Iberville and West Baton Rouge parishes in Louisiana. These parishes maintain a large commuter population with residents commuting to jobs in Baton Rouge. The population of Iberville Parish increased by 7.3% in 2000 from 1990, while the population of West Baton Rouge Parish increased by approximately 11.2% during this period. The unemployment rate for Iberville and West Baton Rouge Parishes was 9.5% and 5.3%, respectively, in 2000, compared to 5.4% for Louisiana and 4.0% for the United States. In addition, the per capita income for Iberville and West Baton Rouge Parishes in 1994 was $16,000 and $17,300, respectively, compared to $18,100 for Louisiana and $22,000 for the United States.

                    Major employers in the two parishes are Dow USA, Iberville and West Baton Rouge School Systems, Syngenta and Georgia Gulf. In addition, The Port of Greater Baton Rouge, located in West Baton Rouge Parish, is a major port which provides export and import shipping. There is also a large concentration of petro-chemical complexes and refineries that utilize the port's facilities as well as the Mississippi River for transportation of their products. Due to this large concentration of petro-chemical complexes and refineries, any downturn in these industries could have a significant impact on the Company's consolidated financial statements and results of operations.

                    Lending Activities

                    Loan Portfolio Composition. At December 31, 2001, the Company's net loan portfolio totaled $20.8 million, representing approximately 62.8% of the Company's $33.1 million of total assets at that date. All of the loans included in the loan portfolio at December 31, 2001 were loans originated by the Association. The principal lending activity of the Association is the origination of single-family residential loans, consumer loans, construction loans and to a lesser extent commercial real estate loans and land loans. At December 31, 2001, single-family residential and consumer loans amounted to 61.5% and 23.2%, respectively, of the Company's total loan portfolio, while construction loans and commercial real estate loans represented 6.4% and 7.9%, respectively, of the total loan portfolio, in each case before net items.

                    Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

IBL Bancorp, Inc.
Loan Portfolio Composition
                                                                              December 31,
                                            ------------------------------------------------------------------------------
                                                     2001                       2000                         1999
                                            ---------------------      ----------------------      -----------------------
                                            Amount        Percent       Amount        Percent       Amount         Percent
                                                   (Dollars in Thousands)
Real estate loans
     Single-family residential .......     $13,827         61.48%      $13,964          63.36%     $12,387           64.10%
     Construction ....................       1,445          6.42%        1,473          6.68%          776            4.02%
     Commercial real estate ..........       1,774          7.89%        1,381          6.27%        1,309            6.78%
     Land ............................         235          1.04%          345          1.57%          401            2.08%
                                           -------        ------       -------        ------       -------          ------
          Total real estate loans ....      17,281         76.83%       17,163         77.88%       14,873           76.98%
                                           -------        ------       -------        ------       -------          ------

Consumer loans
     Home equity and improvement .....         752          3.34%          980          4.45%          956            4.95%
     Loans secured by savings accounts         486          2.16%          547          2.48%          555            2.87%
     Automobile ......................       1,672          7.43%        1,640          7.44%        1,466            7.59%
     Unsecured .......................       1,976          8.79%        1,492          6.77%        1,339            6.93%
     Other ...........................         327          1.45%          217          0.98%          131            0.68%
                                          -------        ------       -------         ------       -------          ------
         Total consumer loans .......       5,213         23.17%        4,876          22.12%        4,447           23.02%
                                          -------        ------       -------         ------       -------          ------
         Total loans ................      22,494        100.00%       22,039         100.00%       19,320          100.00%
                                                         ======                       ======                        ======
Less:
     Unearned discount ...............         220                         290                         244
     Loans in process ................       1,069                         671                         517
     Deferred fees ...................          20                          12                          10
     Allowance for loan losses .......         386                         396                         406
                                           -------                     -------                  ----------
          Total loans receivable, net      $20,799                     $20,670                  $   18,143
                                           =======                     =======                  ==========


                    Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 2001 regarding the dollar amount of loans maturing in the Company's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2001 is shown in the appropriate year of the loan's final maturity.


 IBL Bancorp, Inc.
Loan Contractual Terms to Final Maturities
                                             Single-                       Commercial
                                             family                           real
                                           residential    Construction       estate         Land          Consumer        Total
                                           -----------    ------------       ------         ----          --------        -----
Amounts due after December 31, 2001 in:
---------------------------------------
One year or less                              $   102        $ 1,445        $   453        $     1        $ 1,425        $ 3,426
After one through two years                       483           --             --                8            684          1,175
After two through three years                     107           --             --                4            720            831
After three through five years                    472           --             --               48          1,848          2,368
After five through ten years                    2,490           --               84            111            459          3,144
After ten through fifteen years                 3,495           --              637             63             77          4,272
After fifteen years                             6,678           --              600           --             --            7,278
                                              -------        -------        -------        -------        -------        -------
   Total loans (1)                            $13,827        $ 1,445        $ 1,774        $   235        $ 5,213        $22,494
                                              =======        =======        =======        =======        =======        =======

(1) Gross of unearned discount, loans in process, deferred loan origination fees and the allowance for loan losses.


                    The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 2001 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

IBL BANCORP, INC.
Fixed and Variable Rate Loans
                                                       Due After One Year From
                                                           December 31, 2001
                                                           -----------------
                                                              Floating or
                                              Fixed           Adjustable
                                              Rates              Rates             Total
                                              -----              -----             -----
                                                       (Dollars in Thousands)
Single-family residential loans              $ 3,098            $ 10,627          $13,725
Commercial real estate loans                      34               1,287            1,321
Land loans                                       196                  38              234
Consumer loans                                 3,218                 570            3,788
  Total loans                                $ 6,546            $ 12,522          $19,068

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

IBL Bancorp, Inc.
Origination of Loans
                                                                December 31,
                                                                ------------
                                                       2001         2000        1999
                                                       ----         ----        ----
                                                           (Dollars in Thousands)
Loan originations
     Single-family residential
       Loans for portfolio                           $ 3,069      $ 3,794      $ 2,696
     Construction                                        845        1,493          776
     Commercial real estate                              408          122           52
     Land                                                 34           84          269
     Consumer                                          1,472        2,222        2,421
                                                     -------      -------      -------
         Total loans originated                        5,828        7,715        6,214
                                                     -------      -------      -------
Reductions
     Loan principal reductions                        (6,056)      (5,394)      (5,170)
                                                     -------      -------      -------
Increase (decrease) due to other items - net (1)         357          206         (110)
                                                     -------      -------      -------
Net increase in loan portfolio                       $   129      $ 2,527      $   934
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

                    Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Iberville and West Baton Rouge Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2001, the Association was well within each of the above lending limits.

                    A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of
      (a) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (b) $500,000. At December 31, 2001, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities amounted to $600,000, $497,000, $440,000, $432,000, and $423,000, respectively, at such date. The $600,000 loan is a construction loan, which is secured by real property and a $300,000 certificate of deposit. Due to the additional collateral of the certificate of deposit it was allowable for this loan to exceed the $500,000 limit of loans-to-one borrower. In addition to these, the Association had a participation loan with a balance of $357,000 at December 31, 2001. All of the Association's five largest loans or groups of loans were performing in accordance of their terms at December 31, 2001. The $600,000 borrowing relationship is a construction loan for a single-family residence, which is secured by a first mortgage on real estate and a $300,000 certificate of deposit. The $497,000 borrowing relationship is first and second mortgage on a single-family residence. The $440,000 borrowing relationship consists of a commercial real estate loan in the amount of $331,000, a single-family residential loan in the amount of $15,000 and six consumer loans with total balances of $94,000.

                    Loans on Existing Residential Properties. The primary real estate lending activity of the Association is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 2001, $13.8 million or 61.5% of the Company's total loan portfolio, before net items, consisted of single-family residential loans.

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

                    Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 2001, single-family residential ARMs represented $10.6 million or 47.2% of the total loan portfolio, before net items.

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

                    The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 2001, the Company's non-accruing residential loans were $129,000. See "-Asset Quality."

                    The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, consumer preference for fixed-rate loans has increased. In mid-1996, the Association began offering 15 year, fixed-rate residential loans for retention in its portfolio, which loans totaled $3.1 million at December 31, 2001.

                    Construction Loans. At December 31, 2001, $1.4 million or 6.4% of the Association's total loan portfolio, before net items, consisted of seven construction loans. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. All of the seven construction loans were for the construction of single-family dwellings in the amounts of $600,000, $200,000, $150,000, $150,000, $145,000, $100,000 and $100,000 at December 31, 2001, including amounts not yet disbursed. These construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase. The adjustable-interest rate is not determined until the end of the construction phase, and the Association does not charge an additional loan origination fee when the construction loan is converted to a permanent loan.

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

                    Commercial Real Estate Loans. The Association's commercial real estate loan portfolio primarily consists of loans secured by retail establishments and two trailer parks located within the Association's primary market area. Commercial real estate loans amounted to $1.8 million or 7.9% of the total loan portfolio at December 31, 2001. The largest commercial real estate loan at December 31, 2001 was a loan secured by several commercial properties, a rental house and a personal residence and amounted to $331,000 at such date. The average balance of commercial real estate loans at December 31, 2001 was approximately $104,000.

                    Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. The Association uses the same index for commercial loans as it uses for single-family residential loans, except that the margin for commercial loans is generally 1.25% above the index. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property, and commercial real estate loans are generally not made in amounts in excess of 80% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. A total of $122,000 of commercial real estate loans were originated in 2000, and $408,000 were originated in 2001.

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

                    Land Loans. As of December 31, 2001, the Association's land loans are secured by vacant lots. These loans are generally for a maximum of seven years and are fully amortizing. At December 31, 2001, the Association's land loans amounted to $234,000 or 1.0% of the total loan portfolio. Of such amount, $196,000 of the land loans had fixed rates while $38,000 had adjustable interest rates. In 1998, the Association agreed to participate in a $5.5 million loan with seven other financial institutions to finance the development of 400 acres of land in the Association's market area. The Association had a $385,000 or 7% interest in the loan, and the funds were disbursed as the development progressed. This loan was later changed to a monthly amortization loan with regular monthly payments of principal and interest. As of December 31, 2001, $357,000 was outstanding on this participation loan. The land is being developed into an 18-hole golf course and into vacant lots for single-family residences. As of the filing of this report, 48 lots had been sold, seventeen houses were complete and one other home was in construction. The loan bears an interest rate of 1% below a specified prime rate and as the lots are sold additional money is applied to the principal.

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

                    Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Association is authorized to make loans for a wide variety of personal or consumer purposes. At

      December 31, 2001, $5.2 million or 23.2% of the total loan portfolio consisted of consumer loans.

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

                    Home equity and improvement loans are originated by the Association for generally up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Association secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. The loans have a maximum term of 15 years. At December 31, 2001, home equity and improvement loans totaled $752,000 or 3.3% of the total loan portfolio.

                    The Association offers loans secured by deposit accounts in the Association, which loans amounted to $486,000 or 2.2% of the total loan portfolio at December 31, 2001. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%, subject to a minimum interest rate of 7% on the loan.

                    The Association offers automobile loans on both new and used vehicles. There is a fairly even split among loans secured by new and used vehicles. The automobile loans have fixed rates of interest and terms of up to five years for new vehicles and four years for used vehicles. Automobile loans amounted to $1.7 million or 7.4% of the total loan portfolio at December 31, 2001.

                    The unsecured loans originated by the Association are generally for a maximum of $5,000 and a maximum term of 36 months, although the Association's policy permits up to $10,000 unsecured loans for a term of up to 48 months. These loans bear a fixed rate of interest and generally require monthly payments of principal and interest. The amount of unsecured loans at December 31, 2001 was $2.0 million or 8.8% of the total loan portfolio.

                    Other consumer loans primarily consist of mobile home loans and overdrafts and amounted to $327,000 or 1.5% of the total loan portfolio at December 31, 2001.

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

                    In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and cost associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2001, the Association had $20,000 of loan fees which had been deferred and are being recognized as income over the contractual life of the related loans.

                    Asset Quality

                    Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


IBL Bancorp, Inc.
Delinquent Loans
                                                                              December 31, 2001
                                                                              -----------------
                                           Single-family              Commercial
                                            Residential               Real Estate             Consumer                Total
                                        ----------------------    -------------------     ------------------     -------------------
                                        Amount         Percent    Amount      Percent     Amount     Percent     Amount      Percent
                                        ------         -------    ------      -------     ------     -------     ------      -------
                                                                   (Dollars in Thousands)
Loans Delinquent for:
     30 - 59 days                       $ 597           2.65%     $ 155        0.69%       $ 283       1.26%     $ 1,035      4.60%
     60 - 89 days                         264           1.17%         -        0.00%          34       0.15%         298      1.32%
     90 days and over                     129           0.57%         -        0.00%          96       0.43%         225      1.00%
                                        -----           ----      -----        ----        -----       ----      -------      ----
          Total delinquent loans        $ 990           4.39%     $ 155        0.69%       $ 413       1.84%     $ 1,558      6.92%
                                        =====           ====      =====        ====        =====       ====      =======      ====


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

                    If foreclosure is effected, the property is sold at a sheriff's sale. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 2001, the Association had no real estate owned.

                    The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated.

IBL Bancorp, Inc.
Non-performing Assets
                                                             December 31,
                                                             ------------
                                                     2001       2000       1999
                                                     ----       ----       ----
                                                       (Dollars in Thousands)
Nonaccrual loans:
  Single-family residential                          $129       $220       $ 65
  Construction                                        --         --         --
  Commercial real estate                              --          30        --
  Land                                                --         --         --
  Consumer                                             96        143         54
                                                     ----       ----       ----
    Total non-accrual loans                           225        393        119
Real estate owned                                     --         --         --
      Total non-performing assets                    $225       $393       $119
                                                     ====       ====       ====
Total non-performing loans as a percent
 of total loans                                      1.00%      1.78%      0.62%
                                                     ====       ====       ====
Total non-performing assets as a percent
 of total assets                                     0.68%      1.22%      0.41%
                                                     ====       ====       ====


                    The $225,000 of non-accruing loans at December 31, 2001 consisted of four single-family residential loans, of which the largest was $77,000, and 23 consumer loans.

                    If the non-accruing loans held during 2001 had been current and in accordance with their terms, the gross interest income on such loans would have been $24,000. A total of $28,000 of interest income on non-accruing loans was actually received in 2001.

                    Classified Assets. All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 2001 (excluding loss assets specifically reserved for), amounted to $585,000, all of which was classified as substandard. The largest classified asset at December 31, 2001 consisted of a $125,000 adjustable-rate single-family dwelling. The remaining $460,000 of substandard assets at December 31, 2001 consisted of eleven residential mortgage loans totaling $260,000, two commercial real estate loans totaling $75,000 and seven consumer loans totaling $125,000.

                    Allowance for Loan Losses. At December 31, 2001, the Company's allowance for loan losses amounted to $386,000 or 1.7% of the total loan portfolio. The Association's loan portfolio consists primarily of single-family residential loans, consumer loans and, to a lesser extent, commercial real estate loans, construction loans and land loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

                    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

IBL Bancorp, Inc.
Allowance for Loan Losses
                                                                 Years Ended December 31,
                                                                 ------------------------
                                                        2001              2000             1999
                                                      --------          -------           -------
                                                                 (Dollars in Thousands)
Total loans outstanding at end of period              $ 22,494          $22,039           $19,320
                                                      ========          =======           =======
Average loans outstanding                             $ 21,115          $19,677           $18,066
                                                      ========          =======           =======
Balance at beginning of period                           $ 396            $ 406             $ 412
Charge offs (1)                                             18               15                16
Recoveries (2)                                               1                1                 1
                                                      --------          -------           -------
  Net charge offs                                           17               14                15
Provision for loan losses                                    7                4                 9
                                                      --------          -------           -------
Balance at end of period                                 $ 386            $ 396             $ 406
                                                      ========          =======           =======

Allowance for loan losses as a percent of
 total loans outstanding                                 1.72%            1.80%             2.10%
                                                      ========          =======           =======

Ratio of net charge-offs to average
 loans outstanding                                       0.08%            0.07%             0.08%
                                                      ========          =======           =======


  (1)  Consists solely of consumer loans.
  (2)  Includes consumer loans of $1,000 in 2001, 2000 and 1999.

                    The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

IBL Bancorp, Inc.
Allowance for Loan Losses by Type
                                                                                    December 31,
                                           ---------------------------------------------------------------------------------------
                                                    2001                            2000                           1999
                                           -------------------------       --------------------------    -------------------------
                                                             Loan                             Loan                         Loan
                                                           Category                         Category                     Category
                                              Amount         as a %           Amount          as a %        Amount         as a %
                                                of          of Total            of           of Total         of          of Total
                                            Allowance         Loans         Allowance          Loans      Allowance         Loans
                                            ---------         -----         ---------          -----      ---------         -----
                                                                               (Dollars in Thousands)
Loan Type
     Single-family residential                 $ 294          61.48%            $ 294          63.36%         $ 338       64.10%
     Construction                                  -           6.42%                -           6.68%             -        4.02%
     Commercial real estate                        -           7.89%                -           6.27%             -        6.78%
     Land                                          -           1.04%                -           1.57%             -        2.08%
     Consumer                                     92          23.17%              102          22.12%            68       23.02%
          Total real estate loans              $ 386         100.00%            $ 396         100.00%         $ 406      100.00%


                    Investment Securities

                    The Association has the authority to invest in various types of liquid assets, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds, and the Company has broader investing authority. Each purchase of an investment security is approved by the Board of Directors. The Company's investment securities are carried in accordance with generally accepted accounting principles ("GAAP"). At December 31, 2001, mortgage-backed securities in the amount of $8.1 million made up the majority of the Company's $8.5 million in investment securities. The remaining $0.4 million in investment securities is composed of a government obligation in the form of a Small Business Association security and a FHLB note. At December 31, 2001, the Company had no other investment securities.


                    Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Fredddie Mac, the Fannie Mae and the Ginnie Mae.

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

                    Of the $8.1 million of mortgage-backed securities at December 31, 2001, $1.5 million was accounted for as held to maturity and had an aggregate market value of $1.5 million at such date. The remaining $6.6 million of mortgage-backed securities at December 31, 2001 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is filed as
      Exhibit 13.0 hereto ("2001 Annual Report").

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

IBL Bancorp, Inc.
Mortgage-backed Securities Portfolio
                                                            December 31,
                                                     2001       2000       1999
                                                    ------     ------     ------
                                                        (Dollars in Thousands)
Mortgage-backed securities held to maturity
  Fannie Mae                                        $1,135     $1,442     $1,461
  Freddie Mac                                          297        552        819
  Ginnie Mae                                            52         74         92
                                                    ------     ------     ------
    Subtotal - held to maturity                      1,484      2,068      2,372
                                                    ------     ------     ------
Mortgage-backed securities available for sale
  Fannie Mae                                         4,454      4,175      2,147
  Freddie Mac                                        1,028        853        436
  Ginnie Mae                                         1,112      1,206      1,149
                                                    ------     ------     ------
    Subtotal - available for sale                    6,594      6,234      3,732
                                                    ------     ------     ------
      Total                                         $8,078     $8,302     $6,104
                                                    ======     ======     ======


                    Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2001 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                    The following table sets forth the purchases and principal repayments of the Company's mortgage-backed securities during the periods indicated. There were no sales during the periods shown.

IBL Bancorp, Inc.
Mortgage-backed Securities Portfolio Activity
                                                            At or For The Year Ended
                                                                    December 31,
                                                                    ------------
                                                         2001         2000          1999
                                                       -------       -------       -------
                                                              (Dollars in Thousands)
Mortgage-backed securities at
 beginning of period (cost)                            $ 8,273       $ 6,111       $ 3,576
Purchases                                                2,674         3,672         3,574
Repayments                                               2,911         1,498         1,021
Discount accretion / (premium amortization)                (28)          (12)          (18)
                                                       -------       -------       -------
Mortgage-backed securities at end of period (cost)     $ 8,008       $ 8,273       $ 6,111
                                                       =======       =======       =======
Mortgage-backed securities at end of
 period (fair value)                                   $ 8,107       $ 8,303       $ 6,041
                                                       =======       =======       =======
Weighted average yield at end of period                   6.13%         7.30%         6.12%
                                                       =======       =======       =======


                    Time Deposits. Time deposits totaled $905,000 or 2.7% of total assets at December 31, 2001, consisting of certificates of deposits in other financial institutions.


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

                    Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $1.6 million or 6.2% of total deposits at December 31, 2001. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

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

IBL Bancorp, Inc.
Deposits
                                                                              December 31,
                                           -----------------------------------------------------------------------------------------
                                                    2001                          2000                             1999
                                                    ----                          ----                             ----
                                                           Percent of                   Percent of                       Percent of
                                           Amount            Total        Amount          Total            Amount           Total
                                           ------            -----        ------          -----            ------           -----
                                                                            (Dollars in Thousands)
Certificate accounts
  1.00% - 1.99%                              $ 610           2.35%           $ -            0.00%              $ -           0.00%
  2.00% - 3.99%                              4,959          19.22%             -            0.00%                -           0.00%
  4.00% - 5.99%                              8,960          34.73%        10,787           43.90%           13,556          59.24%
  6.00% - 7.99%                              2,437           9.45%         6,509           26.49%            1,410           6.16%
                                          --------         ------        -------          ------           -------         ------
    Total certificate accounts              16,966          65.76%        17,296           70.39%           14,966          65.40%
                                          --------         ------        -------          ------           -------         ------
Transaction accounts
  Passbook accounts                          3,938          15.27%         3,134           12.76%            3,302          14.43%
  Money market accounts                         89           0.34%           151            0.61%              177           0.77%
  NOW accounts (1)                           4,766          18.47%         3,908           15.92%            4,405          19.25%
                                          --------         ------        -------          ------           -------         ------
    Total transaction accounts               8,793          34.08%         7,193           29.29%            7,884          34.45%
                                          --------         ------        -------          ------           -------         ------
    Total deposit accounts                  25,759          99.84%        24,489           99.68%           22,850          99.85%
Accrued interest payable                        41           0.16%            78            0.32%               34           0.15%
                                          --------         ------        -------          ------           -------         ------
      Total deposits                      $ 25,800         100.00%       $24,567          100.00%          $22,884         100.00%
                                          ========         ======        =======          ======           =======         ======



   (1)  Includes noninterest-bearing checking accounts.

                    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.


IBL Bancorp, Inc.
Deposits - Average Balances and Rates
                                                                                  Year Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                2001                       2000                        1999
                                                       -----------------------     ---------------------       ---------------------
                                                                       Average                   Average                     Average
                                                       Average          Rate       Average         Rate        Average         Rate
                                                       Balance          Paid       Balance         Paid        Balance         Paid
                                                       -------          ----       -------         ----        -------         ----
                                                                                  (Dollars in Thousands)
       Passbook savings accounts                        $ 3,495         2.58%      $ 3,667        2.57%        $ 3,396        3.14%
       Demand and NOW accounts (1)                        4,006         1.60%        4,043        2.97%          3,398        2.37%
       Money market deposit accounts                        130         2.61%          175        6.45%            164        6.66%
       Certificates of deposit                           17,555         5.36%       15,916        4.89%         15,465        4.56%
                                                       --------         ----      --------        ----        --------        ----
          Total interest-bearing deposits (2)          $ 25,186         4.36%     $ 23,801        4.21%       $ 22,423        4.03%
                                                       ========                   ========                    ========


         (1)  Includes noninterest-bearing checking accounts.
         (2)  Excludes accrued interest payable.



                    The following table sets forth the savings flows of the Association during the periods indicated.

IBL Bancorp, Inc.
Deposit Activity
                                                             Years Ended December 31,
                                                             ------------------------
                                                     2001             2000              1999
                                                     ----             ----              ----
                                                             (Dollars in Thousands)
Net increase before interest credited (1)           $ 171             $ 636          $ 2,086
Interest credited                                   1,098             1,003              904
                                                  -------           -------          -------
   Net increase in deposits (2)                   $ 1,269           $ 1,639          $ 2,990
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

                    The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2001, which mature during the periods indicated.

IBL Bancorp, Inc.
CD Maturity Breakdown


Certificates of Deposit
-----------------------
As of December 31, 2001
-----------------------
                                                                      Maturity Date
                                                                      -------------
                             One Year            Over One to           Over Two to           Over Three
                             or Less              Two Years            Three Years             Years                  Total
                             -------              ---------            -----------             -----                  -----

                                                                (Dollars in Thousands)
1.00% - 1.99%                  $ 610                  $ -                  $ -                   $ -                  $ 610
2.00% - 3.99%                  4,668                   30                  131                   130                  4,959
4.00% - 5.99%                  5,959                1,896                  818                   287                  8,960
6.00% - 7.99%                  1,530                  393                    -                   514                  2,437
                            --------              -------                -----                 -----               --------
  Total                     $ 12,767              $ 2,319                $ 949                 $ 931               $ 16,966
                            ========              =======                =====                 =====               ========



Certificates of Deposit - $100,000 or more
------------------------------------------
                                                            Dollars in
                                                            Thousands
                                                            ---------
Maturing in quarter ending:
  March 31, 2002                                             $ 1,632
  June 30, 2002                                                1,114
  September 30, 2002                                             300
  December 31, 2002                                              200
  After December 31, 2002                                        611
                                                             -------
    Total certificates of
     deposit - $100,000 or more                              $ 3,857
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

                    As of December 31, 2001, the Association was permitted to borrow up to an aggregate of $15.0 million from the FHLB of Dallas. The Association had $3.1 million of FHLB advances outstanding at December 31, 2001. Pursuant to collateral agreements with the FHLB, the December 31, 2001 advances are secured by a blanket floating lien on first mortgage loans.

                    The following table sets forth certain information regarding borrowings at the dates or for the periods indicated.


IBL Bancorp, Inc.
Borrowings
                                                                   At or for the Year Ended
                                                                         December 31,
                                                                         ------------
                                                          2001              2000              1999
                                                         -------           -------           -------
                                                                    (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                            $ 3,314           $ 2,834           $ 1,067
  Maximum amount outstanding at any
   month-end during the period                           $ 3,699           $ 3,697           $ 2,300
  Balance outstanding at end of period                   $ 3,099           $ 3,697           $ 2,300
  Average interest rate during the period                  4.77%             6.00%             4.59%
  Weighted average interest rate at end of period          3.94%             6.39%             5.58%


      Subsidiary

                    At December 31, 2001, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

      Employees

                    The Association had nine full-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

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

                    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons (except for preferential terms offered to all employees) and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore,
      Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Association was in compliance with the above restrictions.


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

                    Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized", "adequately capitalized", and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates generally ranging from zero basis points for well capitalized, healthy institutions effective January 1, 1997 to 27 basis points for undercapitalized institutions with substantial supervisory concerns. In addition, from 1997 through 1999, SAIF members paid 6.4 basis points to fund the FICO, while BIF member institutions paid approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were reduced to
      6.4 basis points effective January 1, 1997. Effective January 1 2000, the Association's effective assessment rate dropped to 2.0 basis points. The Association paid approximately $5,000 in insurance premiums in 2001.

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

                    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of core and

      "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 2001, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 2001, the Association had no subsidiaries.

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

                    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67. In March 2001, the OTS issued notice of proposed rulemaking to eliminate this interest rate risk deduction. The OTS proposes to instead rely upon a requirement that each savings institution adopt interest rate risk management procedures, and a separate provision that includes interest rate risk among the factors to be considered in establishing individual minimum capital requirements.

                    Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This decreased the Association's regulatory capital at December 31, 2001 by approximately $46,000.

                    At December 31, 2001, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.0%, 10.0% and 21.3%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 2001.


IBL Bancorp, Inc.
Regulatory Capital Requirements
                                                                              Tangible            Core             Risk-based
                                                                              Capital            Capital          Capital (1)
                                                                              -------            -------          -----------
                                                                                          (Dollars in Thousands)
Capital under GAAP                                                           $ 3,292             $ 3,292            $ 3,292
Additional capital items:
  Unrealized loss on securities available for sale,
   net of taxes                                                                  (46)                (46)               (46)
  General valuation allowances (2)                                                 -                   -                202
                                                                             -------             -------            -------
Regulatory Capital                                                             3,246               3,246              3,448
Minimum required regulatory capital                                              488                1300               1293
                                                                             -------             -------            -------
Excess regulatory capital                                                    $ 2,758             $ 1,946            $ 2,155
                                                                             =======             =======            =======
Regulatory capital as a percentage of assets (3)                               9.98%               9.98%             21.34%
Minimum capital required as a percentage of
 assets                                                                        1.50%               4.00%              8.00%
Regulatory capital as a percentage in
 excess of requirements                                                        8.48%               5.98%             13.34%
                                                                             =======             =======            =======

(1) Does not reflect the interest-rate risk component in the minimum risk-based capital requirement, the effective date of which has been postponed as discussed above.
(2) General valuation allowances are used only in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk weighted assets.
(3) Tangible and core capital are computed as a percentage of adjusted total assets of $32.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $16.2 million.

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

                    At December 31, 2001, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

                    Liquidity Requirements. In 2001, the OTS deleted the requirement that each saving institution maintain an average daily balance of liquid assets of at least 4% of its liquidity base. The OTS now requires savings institutions to maintain sufficient liquidity to ensure their safe and sound operation.

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

                    Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the Freddie Mac or the Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the qualified thrift investments of the Association were approximately 97.81% of its portfolio assets.

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

                    As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2001, the Association had $225,000 in FHLB stock, which was in compliance with this requirement.

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

                    Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2001, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

                    The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2001, the Association was in compliance with all applicable reserve and capital requirements.

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

                    The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2001, the Association was in compliance with such provisions.

                    Furthermore, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with all applicable capital requirements. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2001, the Association had no investments which were affected by the foregoing limitations.

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

                    Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31, and it is expected that separate returns will be filed for 2001 and 2002.

                    Bad Debt Reserves. In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2001, the Association's post-1987 excess reserves were completely recaptured. For additional information relating to the Company's recapturing of excess reserves, see Note J of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to the Stockholders, which is filed as
      Exhibit 13.0 hereto ("2001 Annual Report"). The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

                    At December 31, 2001, the federal income tax reserves of the Association included $110,577 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

                    Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

                    Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

                    The Association's federal income tax returns for the tax years ended 1998, 1999, 2000 and 2001 are open under the statute of limitations and are subject to review by the IRS. The Association's tax return for 1994 was audited by the IRS without material adjustment.

       State Taxation

                    The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1999, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. In 2001 the Louisiana Shares Tax for the Company amounted to $34,000.

      Item 2. Description of Property.

                    At December 31, 2001, the Company and the Association conducted their business from the Association's main office in Plaquemine, Louisiana. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 2001.

IBL Bancorp, Inc.
Properties
                                                              As of December 31, 2001
                                                                        Net Book
                                                      Leased /          Value of
                       Description / Address          Owned             Property           Deposits
                       ---------------------          -----             --------           --------
                                                                  (Dollars in thousands)
Home Office:
23910 Railroad Avenue
Plaquemine, Louisiana                                 Owned                     $ 107          $25,800
Branch Office
None                                                                       -                          -                -


     The estimated net book value of electronic data processing and other office equipment owned by the Association was $38,300 at December 31, 2001.

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

                    The information required herein, to the extent applicable, is incorporated by reference on pages 3 and 47 of the Company's 2001 Annual Report.

      Item 6.  Management's Discussion and Analysis or Plan of Operation.

                    The information required herein is incorporated by reference from pages 6 to 15 of the 2001 Annual Report.

       Item 7.  Financial Statements.

                    The information required herein is incorporated by reference from pages 16 to 46 of the 2001 Annual Report.


      Item 8.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure.

                    Not applicable.


       PART III.


      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

Current Directors

         The Bylaws of the Company presently provide that the Board of Directors shall consist of six members, and the Articles of Incorporation and Bylaws of the Company presently provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible. The members of each class are to be elected for a term of three years or until their successors are elected and qualified. One class of directors is to be elected annually. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected or nominated as a director, and no director or nominee for director is related to any other director, nominee for director or executive officer of the company by blood, marriage or adoption.

                Name                    Age (1)          Position with the Company and the             Director Since (2)
                                                     Association and Principal Occupation
                                                           During the Past Five Years

                                                    Directors Whose Terms Expire in 2002

 G. Lloyd Bouchereau, Jr.                  60      President and Chief Executive Officer of the               1968
                                                   Association since 1978 and of the Company
                                                   since June 1998; employed by the Association
                                                   since 1966
 Bobby E. Stanley                          61      Self employed public accountant                            1988
                                                   Directors Whose Terms Expire in 2003



                Name                 Age (1)          Position with the Company and the                Director Since (2)
                                                     Association and Principal Occupation
                                                           During the Past Five Years

                                                    Directors Whose Terms Expire in 2002

Gary K. Pruitt                          60     Secretary-Treasurer of the Association since 1996              1995
                                               and of the Company since June 1998; retired;
                                               formerly Executive Director of the Greater Baton
                                               Rouge Port Commission in Port Allen, Louisiana
                                               until June 1998

Edward J. Steinmetz                     50     Business Manufacturing Manager with Borden                     1997
                                               Chemical, Inc. in Donaldsonville, Louisiana since
                                               June 1999; prior thereto, Plant Manager Ashland
                                               Chemical Co., a methanol plant in Plaquemine,
                                               Louisiana

                                                Directors Whose Terms Expire in 2004

John L. Delahaye                        55     Attorney with the law firm of Barron & Delahaye                1983
                                               in Plaquemine, Louisiana since 1974

Danny M. Strickland                     35     Loan Officer/ Vice President of the Association                1998
                                               since 1995 and of the Company since June 1998;
                                               Branch Manager of Transamerica Financial Services
                                               in Lafayette, Louisiana from July 1993 to
                                               December 1994; prior thereto, Assistant Branch
                                               Manager of Transamerica Financial Services


(1)      As of December 31, 2001
(2)      Includes service as a director of the Association.


Executive Officers

         The only executive officers of the Company and the Association are Messrs. Bouchereau and Strickland, who are also directors of the Company and the Association.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under Section 16(a) of the 1934 Act, the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers ("NASD") by specific dates. Based on representations of its directors and officers and copies of the reports that they have filed with the Commission and the NASD, the Company believes that all of these filing requirements were satisfied by the Company's directors and officers in the year ended December 31, 2001.

       Item 10. Executive Compensation.

Summary Compensation Table

      The Company has not yet paid separate compensation directly to its officers. The following table sets forth a summary of certain information concerning the compensation paid by the Association for services rendered in all capacities during the year ended December 31, 2001 to the President and Chief Executive Officer of the Company and the Association. No executive officer of the Association received total compensation in excess of $100,000 during 2001.



                                                                                    Long-Term Compensation
                                                                           --------------------------------------
                                            Annual Compensation                       Awards               Payouts
                                    -------------------------------------- --------------------------     -------
                                                             Other         Restricted      Securities
Name and                   Fiscal                            Annual            Stock      Underlying       LTIP        All Other
Principal Position         Year     Salary (1)    Bonus   Compensation (2)    Award (3)    Options (4)    Payouts   Compensation (5)
------------------         ----     ----------    -----   ----------------    ---------    -----------    -------   ----------------

G. Lloyd Bouchereau, Jr.   2001     $85,800      $8,300          --            $ --           --              --     $18,549
President and Chief        2000     $77,400      $9,000          --            $ --           --              --     $16,502
Executive Officer          1999     $77,400      $2,000          --            $22,134      5,272             --     $16,763

-------------

(1) Includes directors' fees of $11,400 in 2001, $10,200 in 2000, and $10,200 in 1999.

(2) Annual compensation does not include amounts attributable to other miscellaneous benefits received by Mr. Bouchereau. The costs to the Association of providing such benefits during 1999 did not exceed 10% of the total salary and bonus paid to or accrued for the benefit of such individual executive officer.

(3) Represents that grant of 2,108 shares of restricted Common Stock pursuant to the 1999 Recognition and Retention Plan and trust Agreement, which shares were deemed to have had the indicated value at the date of grant. The award vested one-third on the date of grant, and an additional one-third vested on each of the first two annual anniversary dates. All of the shares covered by the award were fully vested by December 31, 2001. Dividends were paid on the restricted shares.

(4) Consists of stock options granted pursuant to the 1999 Stock Option Plan. One-third of the options vested and became exercisable on the date of grant, and an additional one-third vested on each of the first two annual anniversary dates.

(5) Consists of amounts allocated, accrued or paid by the Association on behalf of Mr. Bouchereau pursuant to the Association's Profit Sharing Plan in each year and allocations of Common Stock to Mr. Bouchereau's ESOP account ($8,104 in 2001, $7,299 in 2000, and $7,577 in 1999).
-------------------

Employee Agreements

      Effective September 30, 1998, the Company and the Association (the "Employers") entered into employment agreements with each of Messrs. Bouchereau and Strickland. The Employers have agreed to employ the executives for a term of three years commerncing September 30, 1998, in each case in their current respective positions. As of December 31, 2001, the agreements provide that Messrs. Bouchereau and Strickland will be paid their current salary levels of $80,352 and $54,432, respectively, as such amounts may be increased from time to time. The executives' compensation and expenses shall be paid by the Company and the Association in the same proportion as the time and services actually expended by the executives on behalf of each respective Employer. The employment agreements are reviewed annually, and the term of the executives' employment agreements shall be extended each year for a successive additional one-year period upon the approval of the Employers' Boards of Directors, unless either party elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

      Each of the employment agreements are terminable with or without cause by the Employers. The executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination by the Employers for cause, disability or retirement. The agreements provide for certain benefits in the event of the executive's death. In the event that

         (1) either executive terminates his employment because of failure to comply with any material provision of the employment agreements or the Employers change the executive's title or duties or

         (2) The employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the executive as a result of certain adverse actions which are taken with respect to the executive's employment following a change in control of the Company, as defined, then the executive will be entitled to a cash severance amount equal to three times his average annual compensation for the last five calendar years (or such shorter period that he has worked with the Association), plus the continuation of certain miscellaneous fringe benefits, subject to reduction pursuant to
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") as set forth below in the event of a change in control.

      A change in control is generally defined in the employment agreements to include any change in control of the Company required to be reported under the federal securities laws, as well as (1) the acquisition by any person of 20% or more of the Company's outstanding voting securities or (2) a change in a majority of the directors of the Company during any three-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

      Each employment agreement provides that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "parachute payments" within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced by the amount which is the minimum necessary to result in the payments not exceeding three times the recipient's average annual compensation from the

Employers which was includable in the recipient's gross income during the most recent five taxable years (the "Section 280G Limit"). As a result, none of the severance payments will be subject to a 20% excise tax, and the Employers will be able to deduct such payments as compensation expense for federal income tax purposes. If a change in control was to occur in 2002, the Section 280G Limit for Messrs. Bouchereau and Strickland would be approximately $256,000 and $166,000 respectively.

      Although the above-described employment agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant antitakeover effect. The Company and/or the Association may determine to enter into similar employment agreements with other officers in the future.

Existing Stock Options

      No stock options were granted during 2001 to the executive officer named in the Summary Compensation Table. No options were exercised by executive officers during 2001. The following table sets forth, with respect to the executive officer named in the Summary Compensation Table, information with respect to the number of shares of Common Stock covered by options held at the end of the fiscal year and the value with respect thereto.

                                               Number of                              Value of Unexercised
                                          Unexercised Options                         In the Money Options
                                           At Fiscal Year End                        At Fiscal Year End (1)
Name                              Exercisable          Unexercisable          Exercisable          Unexercisable
----                              -----------          -------------          -----------          -------------
G Lloyd Bouchereau Jr.                5,272                  --               $10,544                    $--


(1) Based on a per share market price of Common Stock of $12.50 at December 31, 2001, minus the applicable exercise price per share.

Profit Sharing Plan

      The Association maintains an Employee Profit Sharing Plan (the "Profit Sharing Plan"), which is a tax-qualified defined contribution plan. Full-time employees who have been credited with at least one year of service and who have attained age 21 are eligible to participate in the Profit Sharing Plan. Over the past several years, the Association generally contributed each year an amount to the Profit Sharing Plan equal to 15% of the gross salaries of eligible employees. The contributions to the Profit Sharing Plan were 10% of gross salaries in 1999,12% of gross salaries in 2000 and 13% of gross salaries in 2001, for an aggregate contribution of $22,000 in 1999, $25,000 in 2000 and $29,000 in 2001. Employees become vested as to their account balances at the rate of 20% per year after three years of service and are 100% vested after seven years of service. Benefits are payable upon retirement, death or disability.

Employee Stock Ownership Plan

      The Company has established the ESOP for employees of the Company and the Association. Full-time employees of the Company and the Association who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.

      The ESOP borrowed $168,690 from the Company in order to fund the purchase of 8% of the Common Stock sold in the Conversion. The amount of the loan equaled 100% of the aggregate purchase price of the Common Stock acquired by the ESOP. The loan to the ESOP is being repaid principally from the Company's and the Association's contributions to the ESOP over a period of 10 years, and the collateral for the loan is the Common Stock purchased by the ESOP. The interest rate for the ESOP loan is a fixed rate of 8.5%. The Company may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by the Company or upon the sale of treasury shares by the Company. Such purchases, if made, would be funded through additional borrowing by the ESOP or additional contributions from the Company. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

      Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released to participants on a pro rata basis as debt service payments are made. Shares released from the ESOP are allocated to each eligible participant's ESOP account based on the ratio of each such participant's base compensation to the total base compensation of all eligible ESOP participants. Forfeitures will be reallocated among remaining participating employees and may reduce any amount the Company might otherwise have contributed to the ESOP. Upon the completion of three years of service, the account balances of participants within the ESOP will become 20% vested and will continue to vest at the rate of 20% for each additional year of service completed by the participant, such that a participant will become 100% vested upon the completion of seven years of service. Credit is given for years of service with the Association prior to adoption of the ESOP. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances. Benefits may be payable upon retirement or separation from service. The Company's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

      Messrs. Bouchereau, Stanley and Strickland serve as trustees of the ESOP. Under the ESOP, the trustees must generally vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, in each case subject to the requirements of applicable law and the fiduciary duties of the trustees.

      Generally accepted accounting principles require that any third party borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. Since the ESOP's loan is from the Company, the loan is not treated as a liability, but rather the amount of the loan is deducted from stockholders' equity. If the ESOP purchases newly issued shares from the Company, total stockholders' equity would neither increase nor decrease, but per share stockholders' equity and per share net earnings would decrease as the newly issued shares are allocated to the ESOP participants.

      The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

Directors' Compensation

      Each director of the Association receives $750 for each meeting of the Board of Directors. Directors are paid for up to two excused absences from meetings per year. No fees are paid for committee meetings.

      Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table includes, as of March 8, 2002, certain information as to the Common Stock beneficially owned by (1) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock,
(2) the directors of the Company, and (3) all directors and executive officers of the Company and the Association as a group.

                                                                                      Common Stock
                                                                                Beneficially Owned as of
                                                                                  March 8, 2002 (1) (2)
                                                                                  ---------------------
                     Name of Beneficial Owner                                   Amount                   %
                     ------------------------                                   ------                   -
IBL Bancorp, Inc.                                                             16,869 (3)               8.0%
Employee Stock Ownership Plan Trust
23910 Railroad Avenue
Plaquemine, Louisiana  70764
Directors:

      G. Lloyd Bouchereau, Jr.                                                19,652 (4)               9.1%
      John L. Delahaye                                                        10,452 (5)               4.9%
      Gary K. Pruitt                                                          9,952 (6)                4.7%
      Bobby E. Stanley                                                        12,952 (7)               6.1%
      Edward J. Steinmetz                                                     8,952 (8)                4.2%
      Danny M. Strickland                                                     9,847 (9)                4.6%

All  directors  and  executive  officers  of the  Company  and the            71,807 (3)               31.4%
Association as a group (six persons)

(1) Based upon information furnished by the respective persons. Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.

(2) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of the date shown pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group. The amounts set forth in the table include shares which may be received upon the exercise of stock option pursuant to the 1999 Stock Option Plan within 60 days of the date shown as follows: for Mr. Bouchereau, 5,272 shares; for Mr. Strickland, 4,217 shares; for each of Messrs. Delahaye, Pruitt, Stanley and Steinmetz, 2,109 shares; and for all directors and executive officers as a group, 17,925 shares.

(3) The IBL Bancorp, Inc. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the IBL Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Bouchereau, Stanley and Strickland, who act as trustees of the plan ("Trustees"). As of the Voting Record Date, 11,387 shares of Common Stock held in the Trust were unallocated and 5,482 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees and will generally vote unallocated shares held in the ESOP in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will generally be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by each individual trustee or all directors and executive officers as a group does not include the unallocated shares held by the Trust. The total for all directors and executive officers as a group includes 3,624 shares allocated to the ESOP accounts of the two executive officers.

(4) Includes 2,566 shares held by Mr. Bouchereau's individual retirement account ("IRA"), 3,000 shares held by his spouse's IRA, 2,000 shares held jointly with his spouse, 1,000 shares held by his two children, and 2,206 shares allocated to Mr. Bouchereau's ESOP account. Mr. Bouchereau has shared voting and dispositive power with respect to the shares held by his spouse and children. Excludes the unallocated shares held by the ESOP, of which Mr. Bouchereau is one of three trustees.

(5) Includes 3,750 shares held by Mr. Delahaye's spouse, with whom voting and dispositive power is shared.

(6) Includes 1,000 shares held by Mr. Pruitt's spouse, with whom voting and dispositive power is shared.

(7) Includes 5,759 shares held by Mr. Stanley's IRA and 4,241 shares held by Mr. Stanley's spouse, with whom voting and dispositve power is shared. Excludes the unallocated shares held by the ESOP, of which Mr. Stanely is one of three trustees.

(8)   Includes 6,000 shares held jointly with his spouse.

(9) Includes 1,418 shares allocated to Mr. Strickland's ESOP account and 25 shares held jointly by Mr. Strickland's parents. Excludes the unallocated shares held by the ESOP, of which Mr. Strickland is one of three trustees.

               Item 12.  Certain Relationships and Related Transactions.

Certain Transactions

      John L. Delahaye, a director of the Association, is a partner in the firm of Borron & Delahaye, which serves as general counsel to the Association. During 2001, Borron & Delahaye received a monthly retainer of $4,00 from the Association and approximately $16,000 of legal fees in connection with real estate loan closings. All of the loan closing fees were paid by the borrowers rather than the Association.

      Management believes that the above transactions were on terms at least as favorable to the Association as could be obtained from unaffiliated third parties.

Indebtedness of Management

      From August 1989 through November 1996, applicable law required that all loans or extension of credit to executive officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Association's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

      Except as hereinafter indicated, all loans made by the Association to its executive officers and directors are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

      In accordance with applicable regulations, the Association makes loans to its directors, officers and employees. These loans are generally made on the same terms as comparable loans to unaffiliated third parties, except that the Association waives the 1% loan origination fee. The following table sets forth certain information relating to preferential loans to executive officers and directors which exceeded $60,000 during 2001. At December 31, 2001, the

Association had seven preferential loans outstanding to directors and executive officers of the Association, or members of their immediate families, including preferential loans to directors and executive officers whose aggregate indebtedness did not exceed $60,000. These preferential loans totaled approximately $287,000 or 7.0% of the Company's total stockholder's equity at December 31, 2001. The Association also has other non-preferential loans to its directors and executive officers.

                                                                                Highest
                                                                               Principal
                                                             Year             Balance from            Principal          Interest
                                                             Loan              1/1/01 to            Balance at         Rate as of
  Name and Position          Name of Indebtedness            Made               12/31/01             12/31/01            12/31/01
  -----------------          --------------------            ----               --------             --------            --------
John L. Delahaye,            Construction Loan               2000               $416,271             $61,493             8.00%
Director

Bobby E. Stanley,            Residential Mortgage            2001                98,000               94,604            7.27 (1)
Director
                             Residential Mortgage            2000                45,530               36,694              7.50
                             Residential Mortgage            1997                32,757               30,891            7.35 (1)
                             Residential Mortgage            1995                16,080                 0               9.33 (1)


(1)   The interest rate adjusts annually.

      Item 13.  Exhibits, List and Reports on Form 8-K.

                    (a)    Documents Filed as Part of this Report

                    (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                      Independent Auditor's Report.
                      Consolidated Statements of Financial Condition as of
                       December 31, 2001 and 2000.
                      Consolidated Statements of Income and Comprehensive Income
                       for the Years Ended December 31, 2001 and 2000.
                      Consolidated Statements of Changes in Shareholders' Equity
                       for the Years ended December 31, 2001 and 2000.
                      Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 2001 and 2000.
                      Notes to Consolidated Financial Statements.

                    (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

                    (3) The following exhibits are filed as part of this Form l0-KSB, and this list includes the Exhibit Index.

                                  Exhibit Index

                    2.1*   Plan of Conversion
                    3.1*   Articles of Incorporation of IBL Bancorp, Inc.
                    3.2*   Bylaws of IBL Bancorp, Inc.
                    4.1*   Stock Certificate of IBL Bancorp, Inc.
                   10.1*   Employment Agreement among IBL Bancorp, Inc.,
                           Iberville Building and Loan Association and G. Lloyd
                           Bouchereau, Jr., dated September 30, 1998
                   10.2*   Employment Agreement among IBL Bancorp, Inc.,
                           Iberville Building and Loan Asociation and Danny M.
                           Strickland, dated September 30, 1998
                   10.3**  1999 Stock Option Plan
                   10.4**  1999 Recognition and Retention Plan and Trust
                           Agreement
                   13.0    2001 Annual Report to Stockholders

                    (*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57623) filed by the Company with the SEC on June 24, 1998, as subsequently amended.

                    (**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1999.

                    (b)    Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

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

       Name                                  Title                 Date
       ----                                  -----                 ----


       /s/ G. Lloyd Bouchereau, Jr.    President and Chief      March 15, 2002
       ----------------------------
       G. Lloyd Bouchereau, Jr.        Executive Officer

       /s/ Bobby E. Stanley            Director                 March 15, 2002
       --------------------
       Bobby E. Stanley

       /s/ John L. Delahaye            Director                 March 15, 2002
       --------------------
       John L. Delahaye

       /s/ Gary K. Pruitt              Director                 March 15, 2002
       ------------------
       Gary K. Pruitt

       /s/ Edward J. Steinmetz         Director                 March 15, 2002
       -----------------------
       Edward J. Steinmetz

       /s/ Danny M. Strickland         Director                 March 15, 2002
       -----------------------
       Danny M. Strickland