Form 10-Q
period 2002-03-31
IBL BANCORP
filed 2002-05-13
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

                        Commission File Number 000-24907

                                IBL BANCORP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           LOUISIANA                                             72 - 1421499
-------------------------------                              -------------------
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

          Shares of common stock, par value $.01 per share, outstanding as of May 8, 2002: 210,870

          Transitional   Small   Business   Disclosure   Format   (check   one):
          Yes  [ ]  No  [X]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2002

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition At                                     Page
March 31, 2002 (Unaudited) and December 31, 2001....................................... 3

Consolidated Statements Of Income and Comprehensive Income  (Unaudited) For the
Three Months Ended March 31, 2002 and 2001..............................................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Three Months Ended March 31, 2002 and 2001..............................................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Three Months Ended March 31, 2002 and 2001..............................................7

Notes to Consolidated Financial Statements..............................................8

Item 2     - Management's Discussion and Analysis or Plan
             of Operations.............................................................11

                           PART II - OTHER INFORMATION
Item 1     - Legal Proceedings.........................................................16
Item 2     - Changes in Securities and Use of Proceeds.................................16
Item 3     - Defaults Upon Senior Securities...........................................16
Item 4     - Submission of Matters to a Vote of Security Holders.......................16
Item 5     - Other Information.........................................................16
Item 6     - Exhibits and Reports on Form 8-K..........................................16

Signatures...................................................................... ......17



                                                 IBL BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       March 31, 2002 and December 31, 2001


                                                                                March 31,
                                                                                  2002         December 31,
                                                                               (Unaudited)        2001
                                                                               -----------        ----
ASSETS
Cash and amounts due from depository institutions.......................... $    192,086      $    219,790
Interest-bearing deposits in other institutions............................      781,552         2,159,131
                                                                            ------------      ------------
     Total cash............................................................      973,637         2,378,921
                                                                            ------------      ------------
Time deposits..............................................................      705,000           905,000
                                                                            ------------      ------------
Investment securities
 Held to maturity (estimated market value $1,622,040 and $1,714,586).......    1,601,841         1,683,662
 Available-for-sale (amortized cost $6,785,131 and $6,716,085).............    6,848,229         6,786,016
                                                                            ------------      ------------
     Total investment securities...........................................    8,450,070         8,469,678
                                                                            ------------      ------------
Loans receivable...........................................................   20,760,352        21,185,209
Less allowance for loan losses.............................................      367,614           386,317
                                                                            ------------      ------------
     Loans receivable, net.................................................   20,392,738        20,798,892
                                                                            ------------      ------------
Premises and equipment, net................................................      139,368           145,368
Federal Home Loan Bank stock, at cost......................................      226,700           225,100
Accrued interest receivable................................................      172,511           173,973
Other assets...............................................................       52,620            36,748
                                                                            ------------      ------------
         Total assets...................................................... $ 31,112,644      $ 33,133,680
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITYDeposits............................... $ 25,722,240      $ 25,800,378
Advances from Federal Home Loan Bank.......................................    1,099,000         3,099,000
Advances by borrowers for taxes and insurance..............................       12,532            16,506
Federal income taxes payable...............................................       19,651                --
Other liabilities and deferrals............................................       86,684            93,477
                                                                            ------------      ------------
         Total liabilities.................................................   26,940,107        29,009,361
                                                                            ============      ============

Commitments and contingencies .............................................           --                --

Preferred stock - $.01 par, 2,000,000 shares authorized....................           --                --

Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued  ..................................................................        2,109             2,109
Additional paid-in capital.................................................    1,745,182         1,744,044
Unearned ESOP shares.......................................................     (109,648)         (113,865)
Unearned RRP shares........................................................      (13,620)          (13,620)
Retained earnings - substantially restricted...............................    2,506,869         2,459,497
Accumulated other comprehensive income.....................................       41,645            46,154
                                                                            ------------      ------------
         Total stockholders' equity........................................    4,172,537         4,124,319
                                                                            ------------      ------------
         Total liabilities and stockholders' equity........................ $ 31,112,644      $ 33,133,680
                                                                            ============      ============



The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2002 and 2001


                                                                             03/31/02      03/31/01
                                                                            (Unaudited)   (Unaudited)
                                                                            -----------   -----------
INTEREST INCOME
Loans...................................................................... $ 413,606     $ 468,672
Investment securities......................................................   105,957       144,131
FHLB stock and other securities............................................     7,115         4,861
Deposits ..................................................................    18,597        19,754
                                                                            ---------     ---------
     Total interest income.................................................   545,275       637,418
                                                                            ---------     ---------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit accounts..................................    28,219        46,671
 Passbook savings accounts.................................................    17,667        20,934
 Certificate of deposit accounts...........................................   163,265       217,826
                                                                            ---------     ---------
     Total interest on deposits............................................   209,151       285,431
Advances from Federal Home Loan Bank.......................................    22,119        35,337
                                                                            ---------     ---------
     Total interest expense................................................   231,270       320,768
                                                                            ---------     ---------
         Net interest income...............................................   314,005       316,650
Provision for losses on loans..............................................         -           800
                                                                            ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS...........................................................   314,005       315,850
                                                                            ---------     ---------

NON-INTEREST INCOME
Service charges on deposit accounts........................................    24,544        26,487
Other......................................................................     2,735         2,935
                                                                            ---------     ---------
     Total non-interest income.............................................    27,279        29,422
                                                                            ---------     ---------

NON-INTEREST EXPENSES
Compensation and benefits..................................................   128,797       129,077
Occupancy..................................................................     7,270         9,716
Furniture and equipment....................................................     8,330        10,104
Deposit insurance premium..................................................     1,157         1,183
Data processing............................................................    20,287        20,431
Legal and other professional...............................................    36,648        27,471
Advertising................................................................     4,239         6,248
Office supplies and postage................................................     9,933        13,610
Other taxes - share tax assessment.........................................     8,460         7,800
Other general and administrative...........................................    23,967        25,786
                                                                            ---------     ---------
     Total non-interest expenses...........................................   249,088       251,426
                                                                            =========     =========



Continued. . .

                                                                            03/31/02       03/31/01
                                                                           (Unaudited)    (Unaudited)
                                                                           -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES................................... $  92,196      $ 93,846

PROVISION FOR INCOME TAXES.................................................    33,839        39,128
                                                                            ---------      --------

NET INCOME................................................................. $  58,357      $ 54,718
                                                                            =========      ========

Basic earnings per share................................................... $     .29      $    .28
                                                                            =========      ========

Diluted earnings per share................................................. $     .27      $    .26
                                                                            =========      ========


COMPREHENSIVE INCOME
Net income................................................................. $  58,357      $ 54,718
                                                                            ---------      --------

Other comprehensive income (loss)
  Unrealized holding gains (losses) on securities during the period........    (6,833)       58,899
  Income tax benefit (expense) related to unrealized holding
   gains (losses)..........................................................     2,324       (20,026)
                                                                            ---------      --------
Other comprehensive income (loss), net of  tax effects.....................    (4,509)       38,873
                                                                            ---------      --------

Comprehensive income....................................................... $  53,848      $ 93,591
                                                                            =========      ========



The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2002 and 2001


                                                                                            Retained       Accumulated
                                                                                            Earnings -        Other
                                                    Additional    Unearned     Unearned      Substan-        Compre-
                                          Common     Paid - In      ESOP          RRP         tially         hensive       Total
                                          Stock      Capital       Shares       Shares      Restricted        Income       Equity
                                          -----      -------       ------       ------      ----------        ------       ------

BALANCE, DECEMBER 31, 2000 ............ $ 2,109    $ 1,740,992   $ (130,734)   $ (39,302)   $ 2,220,190    $   19,108   $ 3,812,363
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------

COMPREHENSIVE INCOME (Unaudited)
Net income ............................      --             --           --           --         54,718            --        54,718
Other comprehensive income, net of tax
  Unrealized gains on securities ......      --             --           --           --             --        38,873        38,873
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
Comprehensive income ..................      --             --           --           --         54,718        38,873        93,591
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
ESOP shares released for allocation ...      --            422        4,217           --            653            --         5,292
Dividends .............................      --             --           --           --        (10,544)           --       (10,544)
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
BALANCE, MARCH 31, 2001
 (Unaudited)........................... $ 2,109    $ 1,741,414   $ (126,517)   $ (39,302)   $ 2,265,017    $   57,981   $ 3,900,702
                                        =======    ===========   ==========    =========    ===========    ==========   ===========

BALANCE, DECEMBER 31, 2001 ............ $ 2,109    $ 1,744,044   $ (113,865)   $ (13,620)   $ 2,459,497    $   46,154   $ 4,124,319
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------

COMPREHENSIVE INCOME  (Unaudited)
Net income ............................      --             --           --           --         58,357            --        58,357
Other comprehensive loss, net of tax
 benefits
  Unrealized losses on securities .....      --             --           --           --             --        (4,509)       (4,509)
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
Comprehensive income ..................      --             --           --           --         58,357        (4,509)       53,848
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
ESOP shares released for allocation ...      --          1,138        4,217           --          1,140            --         6,495
Dividends .............................      --             --           --           --        (12,125)           --       (12,125)
                                        -------    -----------   ----------    ---------    -----------    ----------   -----------
BALANCE, MARCH 31, 2002
 (Unaudited) .......................... $ 2,109    $ 1,745,182   $ (109,648)   $ (13,620)   $ 2,506,869    $   41,645   $ 4,172,537
                                        =======    ===========   ==========    =========    ===========    ==========   ===========




The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001


                                                                                       2002            2001
                                                                                   (Unaudited)      (Unaudited)
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................  $      58,357     $    54,718
                                                                                  -------------     -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation..................................................................          6,000           7,125
  Provision for loan losses.....................................................             --             800
  ESOP contribution.............................................................          6,495           5,292
  Provision for deferred federal income tax benefit.............................           (219)           (317)
  Amortization of net premium on investment and mortgage-backed securities......         11,538           5,032
  Net discount charged (realized) on installment loans..........................        (55,414)         27,888
  Net loan fees realized........................................................         (1,520)           (511)
  Stock dividends from Federal Home Loan Bank...................................         (1,600)         (2,800)
  Net decrease (increase) in interest receivable................................          1,462         (17,350)
  Net increase in other assets..................................................        (15,872)        (23,423)
  Net decrease in interest payable..............................................        (22,389)        (14,970)
  Net increase (decrease) in income taxes payable...............................         19,651         (51,243)
  Net increase (decrease) in other liabilities..................................         (4,250)          4,923
                                                                                  -------------     -----------
     Total adjustments..........................................................        (56,118)        (59,554)
                                                                                  -------------     -----------
Net cash provided by (used in) operating activities.............................          2,239          (4,836)
                                                                                  -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans receivable.....................................        463,088        (553,149)
Purchases of securities available-for-sale......................................       (624,053)       (759,777)
Principal payments received on mortgage-backed securities
 available-for-sale.............................................................        545,496         479,062
Purchases of securities held-to-maturity........................................       (100,000)             --
Principal payments received on mortgage-backed securities
 held-to-maturity...............................................................        179,794          93,170
Purchases of office property and equipment......................................             --         (24,980)
Certificates of deposits matured................................................        200,000              --
                                                                                  -------------     -----------
Net cash provided by (used in) investing activities.............................        664,325        (765,674)
                                                                                  -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts.....................................        (55,749)        490,410
Net decrease in advances by borrowers for taxes and insurance...................         (3,974)         (1,788)
Cash dividends..................................................................        (12,125)        (10,544)
Repayment of advances from Federal Home Loan Bank...............................     (2,000,000)       (200,000)
                                                                                  -------------     -----------
Net cash provided by (used in) financing activities.............................     (2,071,848)        278,078
                                                                                  -------------     -----------

NET DECREASE IN CASH............................................................     (1,405,284)       (492,432)
Cash - beginning of period......................................................      2,378,921       1,667,682
                                                                                  -------------     -----------
Cash - end of period............................................................  $     973,637     $ 1,175,250
                                                                                  =============     ===========



The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2002


A:   BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the period ended March 31, 2002 include the accounts of IBL Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


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

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings;
     dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $6,495 for the three months ended March 31, 2002 based on the quarterly release of shares.


C:   RECOGNITION AND RETENTION PLAN

     On December 10, 1999, the Company's stockholders approved a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 8,434 shares of stock to be acquired for the Plan, of which 7,169 shares have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, compensation expense is recognized and the contra equity account is reduced.

     The allocated shares are earned by participants as plan share awards ratably over a specified period. If an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the awards which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.

     A summary of the changes in restricted stock follows:



                                                   Unawarded     Awarded
                                                    Shares        Shares
                                                    ------        ------
     Balance, January 1, 1999.....................      --            --
     Purchased by Plan............................   8,434            --
     Granted......................................  (7,169)        7,169
     Earned and issued............................      --        (7,169)
                                                    ------         -----
     Balance, March 31, 2002......................   1,265            --
                                                    ======         =====


D:   STOCK OPTION PLAN

     On November 19, 1999, the Company's stockholders approved a stock option plan for the benefit of directors, officers, and other key employees. An amount equal to 10% of the total number of common shares issued in the initial public offering or 21,087 shares are reserved for issuance under the stock option plan. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of the Company`s common stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

     The following table summarizes the activity related to stock options:

                                    Exercise       Available         Options
                                      Price        for Grant       Outstanding
                                      -----        ---------       -----------
     At inception..............                      21,087              --
     Granted...................     $  10.50        (17,925)         17,925
     Cancelled.................                          --              --
     Exercised.................                          --              --
                                                     ------          ------
     At March 31, 2002.........                       3,162          17,925
                                                     ======          ======

E:   EARNINGS PER SHARE

     The following tables provide a reconciliation between basic and diluted earnings per share:


                                              For the three months ended March 31, 2002
                                              -----------------------------------------
                                                               Weighted
                                                                Average
                                                   Income        Shares     Per-Share
                                                 (Numerator)  (Denominator)   Amount
                                                 -----------  -------------   ------
     Net income................................   $ 58,357
                                                  --------
     Basic earnings per share
     Income available to common stockholders...     58,357       198,225      $ 0.29
     Effect of dilutive securities                                            ======
     Stock options granted.....................         --        17,925
     Diluted earnings per share                   --------       -------
     Income available to common stockholders
      and assumed conversions..................   $ 58,357       216,150      $ 0.27
                                                  ========       =======      ======


                                               For the three months ended March 31, 2001
                                               -----------------------------------------
                                                               Weighted
                                                                Average
                                                    Income       Shares      Per-Share
                                                 (Numerator)  (Denominator)   Amount
                                                 -----------  -------------   ------

     Net income................................   $ 54,718
     Basic earnings per share                     --------
     Income available to common stockholders...     54,718       194,148      $ 0.28
     Effect of dilutive securities                                            ======
     Stock options granted.....................                   17,925
     RRP shares granted........................         --         1,760
     Diluted earnings per share                   --------       -------
     Income available to common stockholders
      and assumed conversions..................   $ 54,718       213,833      $ 0.26
                                                  ========       =======      ======


                                                             10

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 with the same period in 2001. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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


Changes in Financial Condition

     The Company's total assets decreased $2.0 million or 6.1% from $33.1 million at December 31, 2001 to $31.1 million at March 31, 2002. This decrease was primarily due to decreases of $1.4 million in total cash, $406,000 in net loans receivable and $200,000 in time deposits.

     Cash and cash equivalents decreased by $1.4 million or 59.1% from $2,378,000 at December 31, 2001 to $974,000 at March 31, 2002. This decrease was primarily caused by interest-bearing deposits in other institutions decreasing by $1,378,000 or 63.8% from $2,159,000 at December 31, 2001 to $781,000 at March
31, 2002. This decrease in cash and cash equivalents was further caused by a $28,000 or 12.6% decrease in cash and amounts due from depository institutions.

     The demand for mortgage  loans in the  Association's  market area  remained relatively stable during the past three months as repayments exceeded originations for the period. The net loan portfolio decreased $406,000 or 2.0% from $20,798,000 at December 31, 2001 to $20,392,000 at March 31, 2002. This
decrease consisted mainly of single-family residential mortgage loans.

     The investment securities portfolio decreased by $20,000 or 0.2% from $8,470,000 at December 31, 2001 to $8,450,000 at March 31, 2002, offset by purchases of $724,000 in the first three months of 2002 funded by reductions in cash and cash equivalents and net loan receivable.

     Advances from Federal Home Loan Bank decreased by $2 million or 64.5% from $3,099,000 at December 31, 2001 to $1,099,000 at March 31, 2002.

     Net deposits decreased by $78,000 or 0.3% from $25,800,000 at December 31, 2001 to $25,722,000 at March 31, 2002. This decrease was primarily due to a decrease in certificates of deposits partially offset by increases in both savings and checking accounts. Governmental funds decreased by $58,000 or 1.7% from $3,533,000 at December 31, 2001 to $3,475,000 at March 31, 2002.

     Total stockholders' equity increased by $48,000 during the past three months. Net income of $58,000, a $4,000 decrease in unearned ESOP shares, which caused a $1,000 increase in retained earnings substantially restricted and a $1,000 increase in additional paid-in capital increased stockholders' equity during the period. These factors were partially offset by the payment of one quarterly dividend totaling $12,000 and a decrease of $4,000 in other comprehensive income. Stockholders' equity at March 31, 2002 totaled $4,172,000 or 13.4% of total assets compared to stockholders' equity of $4,124,000 or 12.5% of total assets at December 31, 2001.

     The Association's total classified assets for regulatory purposes at March 31, 2002 (excluding loss assets specifically reserved for) amounted to $514,000, all of which was classified as substandard, compared to $585,000 at December 31, 2001. The largest classified asset at March 31, 2002 consisted of a $124,000 adjustable-rate residential loan. The remaining $390,000 of substandard assets at March 31, 2002 consisted of 11 residential mortgage loans totaling $294,000 and 8 consumer loans totaling $96,000.

Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the three months ended March 31, 2002 and 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

     Net income increased by $3,000 or 6.7% in the quarter ended March 31, 2002 compared to the same period in 2001. The increase in the March 31, 2002 quarter was due to a $5,000 decrease in provision for income tax, a $2,000 decrease in total non-interest expenses and a $1,000 decrease in provision for losses on loans. These changes were partially offset by a $3,000 decrease in net interest income and a $2,000 decrease in total non-interest income.

     The $3,000 decrease in net interest income in the first quarter of 2002, over the same period in 2001, was primarily due to decreases in average yields on both interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets had a slight increase of $3,000 in the first quarter of 2002 as compared to the first quarter of 2001 while the average balances of interest-bearing liabilities decreased by $153,000 over the same period. This decrease in net interest income was partially offset by an increase in the average interest rate spread from 3.52% in the quarter ended March 31, 2001 to 3.60% in the first quarter of 2002. The average yield on interest-earning assets decreased from 8.13% in the quarter ended March 31, 2001 to 6.95% in the first quarter of 2002, while the average rate on interest-bearing liabilities decreased from 4.61% in the first quarter of 2001 to 3.35% in the first quarter of 2002. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

     Total interest income decreased by $92,000 or 14.5% in the quarter ended March 31, 2002 over the comparable 2001 period due to the lower yields on interest-earning assets. The average balance of total interest-earning assets increased from $31,358,000 in the first three months of 2001 to $31,361,000 in the first three months of 2002.

     Total interest expense decreased by $89,000 or 27.9% for the quarter ended March 31, 2002 compared to the same period in 2001. The decrease in the quarter period was primarily due to a decrease in total interest paid on deposits of $76,000 and a decrease in interest paid on Federal Home Loan Bank advances of $13,000. The decrease in interest paid on deposits is a result of both lower volumes and lower average interest rates paid. The decrease in interest paid on advances is a result of lower average balances offset by slightly higher average rates paid.

     The provision for loan losses was $0 for the quarter ended March 31, 2002 compared to $800 during the same period in 2001. At March 31, 2002, the Association's total non-accruing loans amounted to $184,000. The allowance for loan losses amounted to $368,000 at March 31, 2002, representing 1.8% of the total loans held in portfolio and 200.0% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

     Non-interest income decreased by $2,000 or 7.3% in the quarter ended March 31, 2002 over the comparable 2001 period. The decrease in the quarter was primarily due to a $2,000 decrease in service charges on deposit accounts.

     Non-interest expenses decreased by $2,000 or 0.9% in the quarter ended March 31, 2002 over the comparable 2001 period. The decrease in the quarter was primarily due to decreases of $4,000 in office supplies and postage, $2,000 in occupancy, $2,000 in advertising, $2,000 in other general and administrative and $2,000 in furniture and equipment. These decreases in non-interest expenses were partially offset by increases of $9,000 in legal and other professional and $1,000 in other taxes (share assessment).

     The $4,000 decrease in office supplies and postage for the three months ended March 31, 2002 over the same period in 2001 was caused by decreases of $2,000 in office supplies and $2,000 in postage.

     The decrease of $4,000 in occupancy for the three months ended March 31, 2002 was primarily caused by decreases of $1,000 in utilities, $500 in office building repairs and maintenance and $500 in office building tax assessment.

     The decrease of $2,000 in other general and administrative for the three months ended March 31, 2002 was primarily due to decreases of $1,000 in loan expense, $1,000 in expense account-directors, $1,000 in other operating expense and $1,000 in FHLB demand deposit charges. These decreases were partially offset by increases of $1,000 in expense account-officers and employees and $1,000 supervisory examination.

     The $9,000 increase in legal and other professional is primarily due to a $12,000 increase in legal expense offset by a $3,000 decrease in audit and accounting expense.


Liquidity and Capital Resources

     In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2002, the Association's liquidity was 4.9% or $249,000 in excess of the old minimum OTS requirement.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At March 31, 2002, the Association's tangible and core capital totaled $3.3 million or 10.8% of adjusted total assets of $30.5 million, and the Association's risk-based capital amounted to $3.5 million or 22.4% of adjusted risk-weighted assets of $15.6 million.




     As of March 31, 2002, the Association's unaudited regulatory capital requirements are as indicated in the following table: (Dollars In Thousands)

                                            TANGIBLE      CORE      RISK-BASED
                                             CAPITAL     CAPITAL      CAPITAL
                                             -------     -------      -------
GAAP Capital                                 $3,341       $3,341      $3,341

Unrealized loss on securities available
for sale net, of taxes                          (42)        (42)         (42)
Additional capital items:
    General valuation allowances                  -           -          196

Regulatory capital computed                   3,299        3,299       3,495
                                             ------       ------      ------

Minimum capital requirement                     458        1,220       1,251
                                             ------       ------      ------

Regulatory capital excess                    $2,841       $2,079      $2,244
                                             ======       ======      ======

Regulatory capital as a
     percentage                               10.83%       10.83%      22.35%

Minimum capital required
     as a percentage                           1.50%        4.00%       8.00%
                                             ------       ------      ------

Regulatory capital as a
  percentage in excess
    of requirements                            9.33%        6.83%      14.35%
                                             ======       ======      ======

     Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 2002. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.








                                                           IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended March 31, 2002



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

Item 6 - Exhibits and Reports on Form 8-K:
                   (a) No exhibits are filed herewith:

                   (b) Reports on Form 8-K:
                             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IBL  BANCORP, INC.
                                                               Registrant

Date:      May 8, 2002               By: /s/ G. Lloyd Bouchereau, Jr.
                                             -----------------------------------
                                         G. Lloyd Bouchereau, Jr., President and
                                                         Chief Executive Officer

Date:      May 8, 2002               By: /s/ Gary K.Pruitt
                                     -------------------------------------------
                                         Gary K. Pruitt
                                         Secretary

                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IBL  BANCORP, INC.
                                                              Registrant

Date:      May 8, 2002               By: /s/ G. Lloyd Bouchereau, Jr.
                                             -----------------------------------
                                         G. Lloyd Bouchereau, Jr., President and
                                                         Chief Executive Officer

Date:      May 8, 2002               By: /s/ Gary K.Pruitt
                                     -------------------------------------------
                                         Gary K. Pruitt
                                         Secretary