Form 10QSB
period 2002-06-30
IBL BANCORP
filed 2002-08-09
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Shares of common stock, par value $.01 per share, outstanding as of August 7, 2002: 210,870

           Transitional Small Business Disclosure Format (check one):

                            Yes [   ]       No [ X ]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2002

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements
                                                                            Page
Consolidated Statements Of Financial Condition At
June 30, 2002 (Unaudited) and December 31, 2001................................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2002 and 2001......................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Six Months Ended June 30, 2002 and 2001........................................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Six Months Ended June 30, 2002 and 2001........................................7

Notes to Consolidated Financial Statements.....................................8

Item 2     - Management's Discussion and Analysis or Plan
                  of Operations...............................................12

                           PART II - OTHER INFORMATION

Item 1       -Legal Proceedings...............................................17
Item 2       - Changes in Securities and Use of Proceeds......................17
Item 3       - Defaults Upon Senior Securities................................17
Item 4       - Submission of Matters to a Vote of Security Holders............17
Item 5       - Other Information..............................................17
Item 6       - Exhibits and Reports on Form 8-K...............................17

Signatures....................................................................18



                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2002 and December 31, 2001


                                                                                                    June 30,
                                                                                                      2002          December 31,
                                                                                                   (Unaudited)          2001
                                                                                                   -----------          ----
ASSETS
Cash and amounts due from depository institutions............................................... $     141,931   $      219,790
Interest-bearing deposits in other institutions ................................................     1,416,860        2,159,131
                                                                                                   -----------      -----------
         Total cash ............................................................................     1,558,791        2,378,921
                                                                                                   -----------      -----------
Time deposits ..................................................................................       705,000          905,000
Investment securities                                                                              -----------      -----------
 Held to maturity (estimated market value $1,569,906 and $1,714,586) ...........................     1,524,405        1,683,662
 Available-for-sale (amortized cost $7,049,096 and $6,716,085) .................................     7,125,821        6,786,016
                                                                                                   -----------      -----------
         Total investment securities ...........................................................     8,650,226        8,469,678
                                                                                                   -----------      -----------
Loans receivable ...............................................................................    21,765,605       21,185,209
Less allowance for loan losses .................................................................       367,615          386,317
                                                                                                   -----------      -----------
         Loans receivable, net .................................................................    21,397,990       20,798,892
                                                                                                    -----------     -----------
Premises and equipment, net ....................................................................       133,368          145,368
Federal Home Loan Bank stock, at cost ..........................................................       228,300          225,100
Accrued interest receivable ....................................................................       172,829          173,973
Other assets ...................................................................................        47,851           36,748
                                                                                                   -----------      -----------
                  Total assets.................................................................. $  32,894,355   $   33,133,680
                                                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY............................................................
Deposits........................................................................................ $  26,130,617   $   25,800,378
Advances from Federal Home Loan Bank ...........................................................     2,399,000        3,099,000
Advances by borrowers for taxes and insurance ..................................................        13,167           16,506
Federal income taxes payable ...................................................................        20,851               --
Other liabilities and deferrals ................................................................       114,564           93,477
                                                                                                   -----------      -----------
                  Total liabilities ............................................................    28,678,199       29,009,361
                                                                                                   -----------      -----------
Commitments and contingencies ..................................................................            --               --
                                                                                                    -----------     -----------

Preferred stock - $.01 par, 2,000,000 shares authorized ........................................            --               --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued ........................................................................................         2,109            2,109
Additional paid-in capital .....................................................................     1,749,526        1,744,044
Unearned ESOP shares ...........................................................................      (105,431)        (113,865)
Unearned RRP shares ............................................................................       (13,620)         (13,620)
Retained earnings - substantially restricted ...................................................     2,532,934        2,459,497
Accumulated other comprehensive income .........................................................        50,638           46,154
                                                                                                   -----------      -----------
                  Total  stockholders' equity ..................................................     4,216,156        4,124,319
                                                                                                   -----------      -----------
                  Total liabilities and stockholders' equity.................................... $  32,894,355   $   33,133,680
                                                                                                  ============      ===========


The accompanying notes are an integral part of these financial statements.


                                            IBL BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        AND COMPREHENSIVE INCOME
                            Three and six months ended June 30, 2002 and 2001


                                                        -----Three months ended-----   -----Six months ended-----
                                                          06/30/02       06/30/01        06/30/02         06/30/01
                                                        (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
                                                        -----------     -----------    -----------      -----------
INTEREST INCOME
Loans .........................................  $       419,891       $  470,523       $  833,497       $  939,195
Investment securities .........................          105,350          139,777          211,307          283,908
FHLB stock and other securities ...............            6,449            5,641           13,564           10,502
Deposits ......................................           14,236           18,986           32,833           38,740
                                                       ---------        ---------        ---------        ---------
         Total interest income ................          545,926          634,927        1,091,201        1,272,345
                                                       ---------        ---------        ---------        ---------
INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts ....................................           30,074           46,591           58,293           93,262
 Passbook savings accounts ....................           13,578           21,622           31,245           42,556
 Certificate of deposit accounts ..............          142,712          215,339          305,977          433,165
                                                       ---------        ---------        ---------        ---------
         Total interest on deposits ...........          186,364          283,552          395,515          568,983
Advances from Federal Home
 Loan Bank ....................................            9,627           44,919           31,746           80,256
                                                       ---------        ---------        ---------        ---------
         Total interest expense ...............          195,991          328,471          427,261          649,239
                                                       ---------        ---------        ---------        ---------
                  Net interest income .........          349,935          306,456          663,940          623,106
Provision for losses on loans .................               --           26,000               --           26,800
                                                       ---------        ---------        ---------        ---------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS ..............................          349,935          280,456          663,940          596,306
                                                       ---------        ---------        ---------        ---------
NON-INTEREST INCOME
Service charges on deposit accounts ...........           24,703           21,757           49,247           48,244
Other .........................................            2,387            3,062            5,122            5,997
                                                       ---------        ---------         ---------       ---------
         Total non-interest income ............           27,090           24,819           54,369           54,241
                                                       ---------        ---------         ---------       ---------

NON-INTEREST EXPENSES
Compensation and benefits .....................          126,914          126,482          255,711          255,559
Occupancy .....................................            7,333            8,005           14,603           17,721
Furniture and equipment .......................            8,316            9,349           16,646           19,453
Deposit insurance premium .....................            1,128            1,153            2,285            2,336
Data processing ...............................           22,108           21,239           42,395           41,670
Legal and other professional ..................           69,582           21,196          106,230           48,667
Advertising ...................................            4,719            3,730            8,958            9,978
Office supplies and postage ...................            7,296           13,903           17,229           27,513
Other taxes - share tax assessment ............            8,460            7,800           16,920           15,600
Other general and administrative ..............           23,008           29,855           46,975           55,641
                                                       ---------        ---------        ---------        ---------
         Total non-interest expenses ..........          278,864          242,712          527,952          494,138
                                                       ---------        ---------        ---------        ---------

Continued ...


                                             -----Three months ended-----      -----Six months ended-----
                                               06/30/02      06/30/01         06/30/02          06/30/01
                                             (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
                                             -----------    -----------      -----------      -----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES $ .........................   98,161     $  62,563        $  190,357       $  156,409

PROVISION FOR INCOME
 TAXES ......................................   61,280        33,711            95,119           72,839
                                             ---------     ---------          ---------       ---------
NET INCOME ..................................$  36,881     $  28,852        $   95,238       $   83,570
                                             =========     =========          =========       =========
Basic earnings per share.....................$     .19     $     .15        $      .48       $      .43
                                              =========     =========         =========       =========
Diluted earnings per share...................$     .17     $     .13        $      .44       $      .39
                                              =========     =========         =========       =========

COMPREHENSIVE INCOME
Net income ..................................$  36,881     $  28,852        $   95,238       $   83,570
                                             ---------     ---------         ---------        ---------
Other comprehensive income
  Unrealized holding gains
   on securities during the period ..........   13,627        13,718             6,794           72,617
  Income tax expense related
   to unrealized holding gains ..............   (4,634)       (4,664)           (2,310)         (24,690)
Other comprehensive income,                  ---------      ---------         ---------        ---------
 net of  tax effects ........................    8,993         9,054             4,484           47,927
                                             ---------      ---------         ---------        ---------
Comprehensive income.........................$  45,874     $  37,906        $   99,722       $  131,497
                                             =========      =========         =========        =========


The accompanying notes are an integral part of these financial statements.


                                                     IBL BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          Six months ended June 30, 2002 and 2001

                                                                                              Retained    Accumulated
                                                                                              Earnings -   Compre-
                                                 Common    Paid - In     ESOP       RRP       tially       hensive   Total
                                                  Stock    Capital       Shares     Shares    Restricted    Income   Equity
                                                  -----    -------       ------     ------    ----------    ------   ------

BALANCE, DECEMBER 31, 2000 ...................... 2,109   $1,740,992    $(130,734)  $(39,302)  $2,220,190   19,108  3,812,363
                                                  -----   ----------    ---------   --------   ----------   ------  ---------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ......................................    --           --           --         --       83,570              83,570
Other comprehensive income, net of tax
  Unrealized losses on securities ...............    --           --           --         --           --   47,927     47,927
                                                  -----   ----------    ---------   --------   ----------   ------  ---------
Comprehensive income ............................    --           --           --         --       83,570   47,927    131,497
                                                  -----   ----------    ---------   --------   ----------   ------  ---------
ESOP shares released for allocation .............    --          521        7,501         --        1,307       --      9,329
Dividends .......................................    --           --           --         --      (21,087)      --    (21,087)

BALANCE, JUNE 30, 2001
 (Unaudited) .................................... 2,109  $ 1,741,513   $(123,233)   $(39,302)  $2,283,980  $67,035 $3,932,102
                                                  -----   ----------    ---------   --------   ----------   ------  ---------

BALANCE, DECEMBER 31, 2001....................... 2,109  $ 1,744,044    $(113,865)  $(13,620)  $2,459,497  $46,154 $4,124,319
                                                  -----   ----------    ---------   --------   ----------   ------  ---------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ......................................    --           --           --         --       95,238              95,238

Other comprehensive income, net of tax
  Unrealized gains on securities ................    --           --           --         --           --    4,484     4,484
Comprehensive income ............................    --           --           --         --       95,238    4,484    99,722
                                                  -----   ----------    ---------   --------   ----------   ------  ---------
ESOP shares released for allocation .............    --        5,482        8,434         --        2,450              16,366
Dividends .......................................    --           --           --         --      (24,251)      --    (24,251)
                                                  -----   ----------    ---------   --------   ----------   ------  ---------
BALANCE, JUNE 30, 2002
 (Unaudited) .................................... 2,109     $1,749,526  $(105,431)  $(13,620)  $2,532,934  $50,638 $4,216,156
                                                  =====     ==========  =========   ========   ==========  ======= ==========

The accompanying notes are an integral part of these financial statements.


                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2002 and 2001

                                                                                                    2002           2001
                                                                                                (Unaudited)     (Unaudited)
                                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................................$        95,238     $    83,570
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ............................................................................         12,000          14,250
  Provision for loan losses ...............................................................             --          28,000
  ESOP contribution .......................................................................         16,366           9,329
  Provision for deferred federal income tax benefit .......................................           (193)           (611)
  Amortization of net premium on investment and mortgage-backed securities ................         21,898          11,531
  Net discount charged (realized) on installment loans ....................................        (91,372)         33,337
  Net loan fees deferred (recognized) .....................................................           (537)            318
  Stock dividends from Federal Home Loan Bank .............................................         (3,200)         (5,100)
  Net decrease (increase) in interest receivable ..........................................          1,144         (14,782)
  Net increase in other assets ............................................................        (11,103)        (32,612)
  Net increase (decrease) in interest payable .............................................        (16,311)          4,937
  Net increase (decrease) in income taxes payable .........................................         20,851         (75,305)
  Net increase in other liabilities .......................................................         18,970          61,936
                                                                                                -----------      ----------
         Total adjustments ................................................................        (31,487)         35,228
                                                                                                -----------      ----------
Net cash provided by operating activities .................................................         63,751         118,798
                                                                                                -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                             (507,189)        (222,971)
Net increase in loans receivable                                                               (1,637,647)      (1,533,879)
Proceeds from the sale of securities available for sale ...................................         20,590              --
Purchases of securities available-for-sale
Principal payments received on mortgage-backed securities
 available-for-sale .......................................................................      1,264,556       1,119,850
Purchases of securities held-to-maturity ..................................................       (100,000)             --
Principal payments received on mortgage-backed securities
 held-to-maturity .........................................................................        256,849         177,676
Purchase of Federal Home Loan Bank stock ..................................................             --          (8,100)
Purchases of office property and equipment ................................................             --         (24,980)
Certificates of deposits matured ..........................................................        200,000              --
                                                                                                -----------      ----------
Net cash used in investing activities .....................................................       (502,841)       (492,404)
                                                                                                -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts ..........................................................        346,550         685,561
Net decrease in advances by borrowers for taxes and insurance .............................         (3,339)         (2,255)
Cash dividends ............................................................................        (24,251)        (21,087)
Advances from Federal Home Loan Bank ......................................................      1,800,000              --
Repayment of advances from Federal Home Loan Bank .........................................     (2,500,000)       (300,000)
                                                                                                -----------      ----------
Net cash provided by (used in) financing activities .......................................       (381,040)        362,219
                                                                                                -----------      ----------
NET DECREASE IN CASH ......................................................................       (820,130)        (11,387)
Cash - beginning of period ................................................................      2,378,921       1,667,682
                                                                                                -----------      ----------
Cash - end of period......................................................................$      1,558,791     $ 1,656,295
                                                                                                ===========     ===========



The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002


A:   BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the period ended June 30, 2002 include the accounts of IBL Bancorp, Inc. (the "Company" or "Bancorp") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

B:   EMPLOYEE STOCK OWNERSHIP PLAN

     The Bancorp sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bancorp. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees quarterly over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

     As shares are released from collateral, the Bancorp reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $15,056 for the six months ended June 30, 2002 based on the quarterly release of shares.

C:   RECOGNITION AND RETENTION PLAN

     On December 10, 1999, the Bancorp established a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 8,434 shares of stock to be acquired for the Plan, of which 7,169 shares have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, compensation expense is recognized and the contra equity account is reduced.

     The allocated shares are earned by participants as plan share awards ratably over a specified period. If an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned.

     A summary of the changes in restricted stock follows:

                                                       Unawarded        Awarded
                                                        Shares          Shares
                                                        ------          ------
     Balance, January 1, 1999.........................     --               --
     Purchased by Plan................................  8,434               --
     Granted.......................................... (7,169)           7,169
     Earned and issued................................     --           (7,169)
                                                       ------           ------
     Balance, June 30, 2002...........................  1,265               --
                                                       ======           ======

D:   STOCK OPTION PLAN

     On November 19, 1999, the Bancorp adopted a stock option plan for the benefit of directors, officers, and other key employees. An amount equal to 10% of the total number of common shares issued in the initial public offering or 21,087 shares are reserved for issuance under the stock option plan. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

     The stock option plan also permits the granting of stock appreciation rights (SARs). SARs entitle the holder to receive, in the form of cash or stock, the increase in fair value of Bancorp stock from the date of the grant to the date of exercise. No SARs have been issued under the plan.

     The following table summarizes the activity related to stock options:


                                                             Exercise    Available       Options
                                                              Price      for Grant     Outstanding
                                                              -----      ---------     -----------

     At inception........................................                   21,087              --
     Granted.............................................  $  10.50        (17,925)         17,925
     Cancelled...........................................                       --              --
     Exercised...........................................                       --              --
     At June 30, 2002....................................                    3,162          17,925
                                                                           ========       ========





E:   EARNINGS PER SHARE

     The following table provides a reconciliation between basic and diluted earnings per share:

                                                                             Weighted -
                                                                Income     Average Shares  Per-Share
                                                              (Numerator)  (Denominator)   Amount
                                                              -----------  --------------  -------
For the three months ended June 30, 2002
----------------------------------------
Net income.....................................................$     36,881
                                                                -----------
Basic earnings per share
Income available to common stockholders ........................     36,881    198,649    $   0.19
Effect of dilutive securities                                                              =======
Stock options granted ..........................................         --     17,925
                                                                ----------- ----------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.......................................$     36,881    216,574    $   0.17
                                                                 ==========    =======    ========
For the six months ended June 30, 2002
Net income.....................................................$     95,238
                                                                 -----------
Basic earnings per share
Income available to common stockholders ........................     95,238    198,439    $   0.48
Effect of dilutive securities                                                              =======
Stock options granted ..........................................         --     17,925
                                                                 ----------- ---------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.......................................$     95,238    216,364    $   0.44
                                                                 ==========    =======    ========

For the three months ended June 30, 2001
----------------------------------------
Net income.....................................................$     28,852
                                                                 -----------
Basic earnings per share
Income available to common stockholders ........................     28,852    194,572    $   0.15
Effect of dilutive securities                                                              =======
Stock options granted ..........................................         --     17,925
RRP shares granted .............................................         --      2,389
                                                                 -----------   -------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.......................................$     28,852    214,886    $   0.13
                                                                 ==========    =======    ========
For the six months ended June 30, 2001
--------------------------------------
Net income.....................................................$     83,570
                                                                 -----------
Basic earnings per share
Income available to common stockholders ........................     83,570    194,362    $   0.43
                                                                                           =======
Effect of dilutive securities
Stock options granted ..........................................         --     17,295
RRP shares granted .............................................         --      2,389
                                                                 -----------   -------
Diluted earnings per share
Income available to common stockholders
 and assumed conversions.......................................$     83,570    214,676    $   0.39
                                                                 ==========    =======    ========

F:   PROPOSED ACQUISITION

     On June 19, 2002, Shay Investment Services, Inc. ("Shay") and IBL Bancorp, Inc. executed a definitive agreement (the "Agreement") by and between Shay and the Bancorp. Under the terms of the Agreement, Shay will acquire the Bancorp, parent company of Iberville Building and Loan Association. Each outstanding share of Bancorp common stock, other than certain excluded shares that will be canceled, will be exchanged for $24.00 in cash. Unexercised options to purchase Bancorp shares will be converted into the right to receive cash equal to the merger consideration minus the per share exercise price. In the acquisition, the Bancorp will be merged with a subsidiary of Shay and then dissolved, and the Association will convert to a federal stock savings bank and become a wholly owned subsidiary of Shay. Also, the stock of another wholly-owned subsidiary of Shay, First Financial Trust Company ("First Financial"), a Texas trust company that provides custodial services, will be transferred to the Association. First Financial will thereafter function as an operating subsidiary of the Association. The receipt of cash by the stockholders of the Bancorp for their stock will be a taxable event for the stockholders. Consummation of the acquisition is subject to various conditions, including: (1) receipt of approval by the stockholders of the Bancorp; (2) receipt of the requisite regulatory approvals; and (3) satisfaction of certain other conditions. The acquisition is expected to close in the last quarter of this year.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 with the same periods in 2001. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

     The Company's total assets decreased $0.2 million or 0.7% from $33.1 million at December 31, 2001 to $32.9 million at June 30, 2002. This decrease was primarily due to decreases of $820,000 in total cash and $200,000 in time deposits. These decreases were partially offset by increases of $599,000 in net loans receivable and $180,000 in investment securities.

     Cash and cash equivalents decreased by $820,000 or 34.5% from $2,379,000 at December 31, 2001 to $1,559,000 at June 30, 2002. This decrease was primarily caused by interest-bearing deposits in other institutions decreasing by $742,000 or 34.4% from $2,159,000 at December 31, 2001 to $1,417,000 at June 30, 2002.
This decrease in cash and cash equivalents was further caused by a $78,000 or 35.4% decrease in cash and amounts due from depository institutions over the same period. The excess liquidity was primarily used to purchase securities available for sale, to increase the loan portfolio and to reduce FHLB advances.

     Time deposits decreased $200,000 or 22.1% from $905,000 at December 31, 2001 to $705,000 at June 30, 2002.

     The demand for mortgage loans in the Association's market area increased during the first six months of 2002. The net loan portfolio increased $599,000 or 2.9% from $20,799,000 at December 31, 2001 to $21,398,000 at June 31, 2002.
This increase consisted mainly of single-family residential mortgage loans.

     The investment securities portfolio increased by $180,000 or 2.1% from $8,470,000 at December 31, 2001 to $8,650,000 at June 30, 2002, due to purchases of $1,738,000 in the first six months of 2002 funded mainly by reductions in cash and cash equivalents. These purchases of securities during the first six months of 2002 were partially offset by ordinary repayments and payoffs of the mortgages that serve as collateral for these securities.

     Advances from Federal Home Loan Bank decreased by $700,000 or 22.6% from $3,099,000 at December 31, 2001 to $2,399,000 at June 30, 2002.

     Net deposits increased by $330,000 or 1.3% from $25,800,000 at December 31, 2001 to $26,130,000 at June 30, 2002. This increase was primarily due to increases in both savings and checking accounts partially offset by a decrease in certificates of deposits. Governmental funds decreased by $80,000 or 2.3% from $3,533,000 at December 31, 2001 to $3,453,000 at June 30, 2002.

     Total stockholders' equity increased by $92,000 during the past six months. This increase in stockholders' equity included net income of $95,000, the release of $16,500 of ESOP shares for allocation and an unrealized gain on investment securities of $4,500. The release of the ESOP shares increased additional paid-in capital by $5,500, reduced unearned ESOP shares by $8,500 and increased retained earnings substantially restricted by $2,500 due to the market value of the Company's stock at the date of release. These factors were partially offset by the payment of two quarterly dividends totaling $24,000. Stockholders' equity at June 30, 2002 totaled $4,216,000 or 12.8% of total assets compared to stockholders' equity of $4,124,000 or 12.5% of total assets at December 31, 2001.

     The Association's total classified assets for regulatory purposes at June 30, 2002 (excluding loss assets specifically reserved for) amounted to $505,000, all of which was classified as substandard, compared to $585,000 at December 31, 2001. The largest classified asset at June 30, 2002 consisted of a $123,000 adjustable-rate residential loan. The remaining $382,000 of substandard assets at June 30, 2002 consisted of 10 residential mortgage loans totaling $282,000 and 10 consumer loans totaling $100,000.


Results of Operations

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the six months ended June 30, 2002 and 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

     Net income increased by $8,000 or 27.8% in the quarter ended June 30, 2002 and increased $12,000 or 14.0% in the first six months of 2002 compared to the respective periods in 2001. The increase in the June 30, 2002 quarter was due to a $43,000 increase in net interest income, a $26,000 decrease in provision for losses on loans and a $2,000 increase in non-interest income. This increase was partially offset by a $36,000 increase in non-interest expense and a $27,000 increase in provisions for income tax. The increase in net income for the six-month period ending June 30, 2002 was primarily caused by an increase of $41,000 in net interest income and a $27,000 decrease in provisions for loan losses. These items were partially offset by an increase of $34,000 in non-interest expense and a $22,000 increase in provisions for income tax.

     The $43,000 increase in net interest income in the second quarter of 2002, over the same period in 2001, was primarily due to decreases in average rates paid on interest-bearing liabilities partially offset by a decrease in the average yield on interest-earning assets. The average rate on interest-bearing liabilities decreased from 4.62% in the second quarter of 2001 to 2.80% in the second quarter of 2002, while the average yield on interest-earning assets decreased from 7.92% in the quarter ended June 30, 2001 to 6.85% in the second quarter of 2002. The average interest rate spread increased from 3.30% in the quarter ended June 30, 2001 to 4.05% in the second quarter of 2002. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

     The $41,000 increase in net interest income in the first six months of 2002 compared to the first six months of 2001 was also primarily due to decreases in average rates paid on interest-bearing liabilities partially offset by a decrease in the average yield on interest-earning assets. The average rate on interest-bearing liabilities decreased from 4.62% in the first six months of 2001 to 3.07% for the same period in 2002, while the average yield on interest-earning assets decreased from 8.02% for the first six months of 2001 to 6.90% for the same period in 2002. The average interest rate spread increased from 3.40% for the first six months of 2001 to 3.83% for the same period in 2002.

     Total interest income decreased by $89,000 or 14.0% in the quarter ended June 30, 2002 over the comparable 2001 period and decreased by $181,000 for the first six months of 2002 compared to the same period in 2001. Decreases for both of these periods were primarily due to the lower yields on interest-earning assets. The average balance of total interest-earning assets decreased by $158,000 from $32,062,000 in the second quarter of 2001 to $31,904,000 in the second quarter of 2002.

     Total interest expense decreased by $132,000 or 40.3% for the quarter ended June 30, 2002 and decreased $222,000 for the first six months of 2002 compared to the same periods in 2001. The decrease in the quarter period was primarily due to a decrease in total interest paid on deposits of $97,000 and a decrease in interest paid on Federal Home Loan Bank advances of $35,000. The decrease in interest paid on deposits is a result of lower average interest rates paid partially offset by a 3.4% increase in average balances. The decrease in interest paid on advances was caused by decreases in both average rates paid and average balances. The decrease in total interest expense for the six-month period is primarily due to a decrease in total interest paid on deposits of $173,000 and a decrease in interest paid on Federal Home Loan advances of $49,000. The decrease in interest paid on deposits is a result of lower average interest rates paid partially offset by a 3.8% increase in average balances. The decrease in interest paid on advances was caused by decreases in both average rates paid and average balances.

     There was no provision for loan losses for both the quarter and the six months ended June 30, 2002 compared to $26,000 and $27,000 during the respective periods in 2001. At June 30, 2002, the Association's total non-accruing loans amounted to $223,000. The allowance for loan losses amounted to $368,000 at June 30, 2002, representing 1.7% of the total loans held in portfolio and 165.0% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

     Non-interest income increased $2,000 or 9.2% in the quarter ended June 30, 2002 and had no significant change in the first six months of 2002 as compared to similar 2001 periods. The increase in the quarter was primarily due to a $3,000 increase in service charges on deposit accounts partially offset by a $1,000 decrease in commissions on credit life insurance.

     Non-interest expenses increased by $36,000 or 14.9% in the quarter ended June 30, 2002 and increased $34,000 or 6.8% in the first six months of 2002 over the comparable 2001 periods. The increase in the quarter was primarily due to increases of $48,000 in legal and other professional, $1,000 in advertising and $1,000 in data processing. These increases in non-interest expenses were partially offset by decreases of $7,000 in other general and administrative and $7,000 in office supplies and postage. The increase in the six-month period was primarily caused by increases of $58,000 in legal and other professional, $1,000 in other taxes and $1,000 in data processing. These increases in non-interest expenses were partially offset by decreases of $10,000 in office supplies and postage, $9,000 in other general and administrative, $3,000 in occupancy, $3,000 in furniture and equipment and $1,000 in advertising.

     The $58,000 increase in legal and other professional for the six months ended June 30, 2002 over the same period in 2001 was primarily caused by an increase of $68,000 in legal expense partially offset by a decrease of $10,000 in audit and accounting expense. The increased legal expense was primarily due to expenses incurred in connection with our pending acquisition by Shay.

     The decrease of $10,000 in office supplies and postage for the six months ended June 30, 2002 was primarily caused by decreases of $8,000 in office supplies and $2,000 in postage.

     The decrease of $9,000 in other general and administrative for the six months ended June 30, 2002 was primarily due to decreases of $5,000 in other operating expense, $1,500 in loan expense, $1,500 in expense account directors and $1,000 in FHLB demand deposit charges.

     The $3,000 decrease in occupancy for the six months ended June 30, 2002 was due to decreases of $1,000 in office building taxes and assessments, $1,000 in utilities, $500 in office building repairs and maintenance and $500 in office building depreciation.

     The $3,000 decrease in furniture and equipment was caused by decreases of $2,000 in furniture fixture and equipment depreciation and $1,000 in furniture fixture and equipment expense.

     Expenses of $62,000 associated with the pending acquisition by Shay incurred during the first six months of 2002 were not tax deductible and therefore caused an increase in the rate of the provision for income taxes.


Liquidity and Capital Resources

     In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2002, the Association's liquidity was 7.1% or $859,000 in excess of the old minimum OTS requirement.


     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At June 30, 2002, the Association's tangible and core capital totaled $3.4 million or 10.6% of adjusted total assets of $32.3 million, and the Association's risk-based capital amounted to $3.6 million or 21.7% of adjusted risk-weighted assets of $16.6 million.

     As of June 30, 2002, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                                                      (Dollars In Thousands)



                                                                        TANGIBLE       CORE         RISK-BASED
                                                                        CAPITAL        CAPITAL        CAPITAL
                                                                        -------        -------        -------
GAAP Capital .......................................................    $3,465  .      $3,465        $3,465

Unrealized loss on securities available
for sale net, of taxes .............................................    ( 51 )  .      ( 51 )        ( 51 )
Additional capital items:
    General valuation allowances ...................................      --    .        --             195
                                                                       -------         ------        ------
Regulatory capital computed ........................................     3,414  .       3,414         3,609

Minimum capital requirement ........................................       485  .       1,293         1,328
                                                                       -------         ------        ------
Regulatory capital excess ..........................................    $2,929  .      $2,121        $2,281
                                                                       =======         ======        ======
Regulatory capital as a
         percentage ................................................     10.56% .       10.56%        21.75%

Minimum capital required
         as a percentage ...........................................      1.50% .        4.00%         8.00%
                                                                        -------         ------        ------
Regulatory capital as a
  percentage in excess
    of requirements ................................................      9.06% .        6.56%        13.75%
                                                                         ======         ======        ======


     Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 2002. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended June 30, 2002



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

Item 6 - Exhibits and Reports on Form 8-K:
               (a) No exhibits are filed herewith:

               (b) Reports on Form 8-K: On June 26, 2002, the company filed a Form 8-K pursuant to "Item 5. Other Events" to report the execution of the Agreement and Plan of Merger with Shay on June 19, 2002. No financial statements were required to be filed with the Form 8-K. A copy of the Agreement and Plan of Merger was included as an exhibit to the Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IBL BANCORP, INC.
                                       Registrant
Date:  August 7, 2002                  By:/s/ G. Lloyd Bouchereau, Jr.
                                       -----------------------------------------
                                       G.Lloyd Bouchereau, Jr., President and
                                       Chief Executive Officer

Date:   August 7, 2002                 By:/s/ Gary K.Pruitt
                                       -----------------------------------------
                                       Gary K. Pruitt
                                       Secretary



                                   CERTIFICATION


The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition of operations of the registrant.


                                       By:/s/ G. Lloyd Bouchereau, Jr.,
                                       -----------------------------------------
                                       G. Lloyd Bouchereau, Jr., President and
                                           Chief Executive Officer

                                       By:/s/ Danny M. Strickland
                                       -----------------------------------------
                                       Danny M. Strickland, Vice President
                                          (and Chief Financial Officer)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. IBL BANCORP, INC. Registrant



Date:  August 7, 2002
                                         ---------------------------------------
                                         G.Lloyd Bouchereau, Jr., President and
                                         Chief Executive Officer

Date:   August 7, 2002                   ---------------------------------------
                                         Gary K. Pruitt
                                         Secretary






                                   CERTIFICATION


The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition of operations of the registrant.


                                         ---------------------------------------
                                         G. Lloyd Bouchereau, Jr., President and
                                              Chief Executive Officer



                                         ---------------------------------------
                                         Danny M. Strickland, Vice President
                                            (and Chief Financial Officer)