Form 10KSB/A
period 2001-12-31
IBL BANCORP
filed 2002-10-25
CIK 1064160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM l0-KSB/A 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          Act Of 1934.

            For the transition period from _____________ to _____________

                        Commission File Number 000-24907

                                IBL BANCORP, INC.
                          ---------------------------
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

Number of shares of Common Stock outstanding on March 15, 2002: 210,870 Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]

                          L.A. CHAMPAGNE & CO., L.L.P.

                          Certified Public Accountants
                             4911 Bennington Avenue
                              Baton Rouge LA, 70808
                                  (225) 9251120




                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
IBL Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of IBL Bancorp, Inc. and its wholly-owned subsidiary, The Iberville Building and Loan Association, as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders'equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBL Bancorp, Inc. and its wholly-owned subsidiary, The Iberville Building and Loan Association as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ L.A. Champagne & Co., L.L.P.
-------------------------------
January 15, 2002


                                IBL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000



                                                                              2001              2000
                                                                              ----              ----
ASSETS
Cash and amounts due from depository institutions....................... $   219,790       $    166,845
Interest-bearing deposits in other institutions.........................   2,159,131          1,500,837
                                                                         -----------       ------------
      Total cash........................................................   2,378,921          1,667,682
                                                                         -----------       ------------
Time deposits...........................................................     905,000          1,103,000
                                                                         -----------       ------------

Investment securities
 Held to maturity (estimated market value $1,714,586 and $2,068,676)....   1,683,662          2,068,115
 Available-for-sale (amortized cost $6,716,085 and $6,205,163)..........   6,786,016          6,234,114
                                                                         -----------       ------------
      Total investment securities.......................................   8,469,678          8,302,229
                                                                         -----------       ------------
Loans receivable........................................................  21,185,209         21,065,939
Less allowance for loan losses..........................................     386,317            395,880
                                                                         -----------       ------------
      Loans receivable, net.............................................  20,798,892         20,670,059
                                                                         -----------       ------------
Premises and equipment, net.............................................     145,368            133,198
Federal Home Loan Bank stock, at cost...................................     225,100            208,300
Accrued interest receivable.............................................     173,973            150,183
Other assets............................................................      36,748             22,543
                                                                         -----------       ------------
            Total assets................................................ $33,133,680       $ 32,257,194
                                                                         ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITYDeposits............................ $25,800,378       $ 24,567,301
Advances from Federal Home Loan Bank....................................   3,099,000          3,697,000
Advances by borrowers for taxes and insurance...........................      16,506             16,105
Income taxes payable....................................................          --             83,332
Other liabilities and deferrals.........................................      93,477             81,093
                                                                         -----------       ------------
            Total liabilities...........................................  29,009,361         28,444,831
                                                                         -----------       ------------

Commitments and contingencies ..........................................          --                 --

Preferred stock - $.01 par, 2,000,000 shares authorized.................          --                 --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued     ............................................................       2,109              2,109
Additional paid-in capital..............................................   1,744,044          1,740,992
Unearned ESOP shares....................................................    (113,865)          (130,734)
Unearned RRP shares.....................................................     (13,620)           (39,302)
Retained earnings - substantially restricted............................   2,459,497          2,220,190
Accumulated other comprehensive income .................................      46,154             19,108
                                                                         -----------       ------------
            Total  stockholders' equity.................................   4,124,319          3,812,363
                                                                         -----------       ------------
            Total liabilities and stockholders' equity.................. $33,133,680       $ 32,257,194
                                                                         ===========       ============


The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                     Years ended December 31, 2001 and 2000



                                                                   2001             2000
                                                                   ----             ----
INTEREST INCOME
Loans ....................................................     $ 1,815,912      $ 1,632,503
Investment securities ....................................         539,007          487,789
FHLB stock and other securities ..........................           8,985           16,739
Deposits .................................................          95,313          145,996
                                                               -----------      -----------
      Total interest income ..............................       2,459,217        2,283,027
                                                               -----------      -----------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit accounts ................          67,290          131,234
 Passbook savings accounts ...............................          90,049           94,084
 Certificate of deposit accounts .........................         941,075          777,708
                                                               -----------      -----------
      Total interest on deposits .........................       1,098,414        1,003,026
Advances from Federal Home Loan Bank .....................         158,097          169,559
                                                               -----------      -----------
      Total interest expense .............................       1,256,511        1,172,585
                                                               -----------      -----------
            Net interest income ..........................       1,202,706        1,110,442
Provision for losses on loans ............................           6,800            4,067
                                                               -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS .........................................       1,195,906        1,106,375
                                                               -----------      -----------

NON-INTEREST INCOME
Service charges on deposit accounts ......................         101,852           82,023
Other ....................................................           9,062           14,648
                                                               -----------      -----------
      Total non-interest income ..........................         110,914           96,671
                                                               -----------      -----------

NON-INTEREST EXPENSES
Compensation and benefits ................................         435,490          381,950
Occupancy ................................................          32,760           32,212
Furniture and equipment ..................................          34,353           28,612
Deposit insurance premium ................................           4,665            4,824
Data processing ..........................................          77,903           58,771
Legal and other professional .............................          79,959           58,447
Advertising ..............................................          19,051           18,629
Office supplies and postage ..............................          42,162           35,301
Other taxes - share tax assessment .......................          33,786           31,052
Other general and administrative .........................         113,441          109,215
Loss on sale of foreclosed asset .........................          12,044               --
                                                               -----------      -----------
      Total non-interest expenses ........................         885,614          759,013
                                                               -----------      -----------


Continued


                                                                    2001           2000
                                                                    ----           ----
INCOME BEFORE PROVISION FOR INCOME TAXES .................     $   421,206      $   444,033

PROVISION FOR INCOME TAXES ...............................         141,699          147,216
                                                               -----------      -----------
NET INCOME ...............................................     $   279,507      $   296,817
                                                               ===========      ===========

Basic earnings per share .................................     $      1.43      $      1.55
                                                               ===========      ===========

Diluted earnings per share ...............................     $      1.30      $      1.52
                                                               ===========      ===========


COMPREHENSIVE INCOME
Net income ...............................................     $   279,507      $   296,817
                                                               -----------      -----------

Other comprehensive income
  Unrealized holding gains on securities during the period          40,980           36,035
  Income tax expense related to unrealized holding gains .         (13,934)         (12,252)
                                                               -----------      -----------
Other comprehensive income, net of  tax effects ..........          27,046           23,783
                                                               -----------      -----------

Comprehensive income .....................................     $   306,553      $   320,600
                                                               ===========      ===========


The accompanying notes are an integral part of these financial statements.


                                                  IBL BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       Years ended December 31, 2001 and 2000

                                                                                            Retained     Accumulated
                                                                                            Earnings       Other
                                                    Additional    Unearned    Unearned      Substan-       Compre-
                                          Common    Paid - In       ESOP        RRP          tially        hensive       Total
                                          Stock      Capital       Shares      Shares      Restricted      Income        Equity
                                          -----      -------       ------      ------      ----------      ------        ------

BALANCE, DECEMBER 31, 1999 ...........   $ 2,109   $ 1,740,201   $(147,603)   $ (44,193)   $ 1,958,199    $  (4,675)   $ 3,504,038
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------

COMPREHENSIVE INCOME
Net income ...........................        --            --          --           --        296,817           --        296,817
Other comprehensive income, net of tax
  Unrealized losses on securities ....        --            --          --           --             --       23,783         23,783
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------
Comprehensive income .................        --            --          --           --        296,817       23,783        320,600
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------
ESOP shares released for allocation ..        --           791      16,869           --             --           --         17,660
Acquisition of RRP shares ............        --            --          --      (20,791)            --           --        (20,791)
RRP shares issued ....................        --            --          --       25,682             --           --         25,682
Dividends ............................        --            --          --           --        (34,826)          --        (34,826)
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------
BALANCE, DECEMBER 31, 2000 ...........     2,109     1,740,992    (130,734)     (39,302)     2,220,190       19,108      3,812,363
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------

COMPREHENSIVE INCOME
Net income ...........................        --            --          --           --        279,507           --        279,507
Other comprehensive income, net of tax
  Unrealized gains on securities .....        --            --          --           --             --       27,046         27,046
Comprehensive income .................        --            --          --           --        279,507       27,046        306,553
ESOP shares released for allocation ..        --         3,052      16,869           --          3,555           --         23,476
RRP shares issued ....................        --            --          --       25,682             --           --         25,682
Dividends ............................        --            --          --           --        (43,755)          --        (43,755)
                                         -------   -----------   ---------    ---------    -----------    ---------    -----------
BALANCE, DECEMBER 31, 2001 ...........   $ 2,109   $ 1,744,044   $(113,865)   $ (13,620)   $ 2,459,497    $  46,154    $ 4,124,319
                                         =======   ===========   =========    =========    ===========    =========    ===========



The accompanying notes are an integral part of these financial statements.


                                IBL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

                                                                              2001           2000
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................     $   279,507      $   296,817
                                                                         -----------      -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation .....................................................          24,095           22,334
  Provision for loan losses ........................................           6,800            4,067
  Loss on sale of foreclosed assets ................................          12,044               --
  ESOP contribution ................................................          23,476           17,660
  Release of RRP shares ............................................          25,682           25,682
  Provision for deferred federal income tax benefit ................          (6,060)          (8,677)
  Amortization of net premium on investment and mortgage-backed
   securities ......................................................          28,472           11,734
  Net discount charged (received) on installment loans .............         (69,414)          45,694
  Net loan fees deferred ...........................................           7,832            2,436
  Deferred profit recognized on sale of real estate ................            (112)             (99)
  Stock dividends from Federal Home Loan Bank ......................          (8,700)         (14,800)
  Net increase in interest receivable ..............................         (35,809)         (41,602)
  Net increase in income taxes receivable ..........................         (14,408)              --
  Net decrease (increase) in other assets ..........................            (845)          67,016
  Net increase (decrease) in interest payable ......................         (36,396)          43,885
  Net increase (decrease) in income taxes payable ..................         (83,332)          82,855
  Net increase in other liabilities ................................           4,088            4,988
                                                                         -----------      -----------
      Total adjustments ............................................        (122,587)         263,173
                                                                         -----------      -----------
Net cash provided by operating activities ..........................         156,920          559,990
                                                                         -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIESNet increase in loans receivable        (214,626)      (2,578,926)
Purchases of securities available-for-sale .........................      (2,901,667)      (3,408,739)
Principal payments received on securities available-for-sale .......       2,364,990          936,010
Purchases of securities held-to-maturity ...........................        (200,000)        (262,767)
Principal payments received on securities held-to-maturity .........         581,736          561,833
Purchase of municipal obligation ...................................              --          (70,283)
Maturity of municipal obligation ...................................              --           70,283
Purchase of FHLB stock .............................................          (8,100)         (13,300)
Net proceeds from sale of foreclosed assets ........................         140,550               --
Purchases of office property and equipment .........................         (36,265)          (1,284)
Certificates of deposits acquired ..................................              --         (300,000)
Maturity of certificates of deposit ................................         198,000          298,000
                                                                         -----------      -----------
Net cash used in investing activities ..............................         (75,382)      (4,769,173)
                                                                         -----------      -----------

Continued. . .

                                                                             2001              2000
                                                                             ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts ...................................    $  1,269,473     $  1,639,023
Net increase in advances by borrowers for taxes and insurance.......             401            3,284
Cash dividends .....................................................         (42,173)         (33,244)
Acquisition of RRP shares ..........................................              --          (20,791)
Advances from Federal Home Loan Bank ...............................      14,000,000       28,955,000
Repayment of Federal Home Loan Bank advances .......................     (14,598,000)     (27,558,000)
                                                                        ------------     ------------
Net cash provided by financing activities ..........................         629,701        2,985,272
                                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH ....................................         711,239       (1,223,911)
Cash - beginning of year ...........................................       1,667,682        2,891,593
                                                                        ------------     ------------
Cash - end of year .................................................    $  2,378,921     $  1,667,682
                                                                        ============     ============




The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


A:   SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations

     IBL Bancorp, Inc.(Bancorp) was organized as a Louisiana corporation on June 16, 1998 for the purpose of acquiring The Iberville Building and Loan Association (Association) as its sole wholly-owned operating subsidiary. References herein to the Bancorp include the Association unless the context indicates otherwise.

     The Association is a state chartered financial institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). It is subject to regulation of the FDIC, the Office of Thrift Supervision, and the Office of Financial Institutions for the State of Louisiana. The
     Association provides a variety of banking services to individuals and businesses. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are real estate mortgage loans. The Association primarily serves the parishes of Iberville and West Baton Rouge from its only office location in Plaquemine, Louisiana.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Association. In consolidation, intercompany accounts and transactions have been eliminated.

     Basis of financial statement presentation

     The accounting and reporting policies followed by the Bancorp and the Association are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry. The more significant of the principles used in preparing the financial statements are briefly described below.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and real estate owned. A majority of the Association's loan portfolio consists of single-family residential loans in Iberville and West Baton Rouge parishes. The ultimate collectibility of a substantial portion of the Association's loan portfolio is susceptible to changes in local economic conditions.

     While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

     Investment securities
     Trading securities - Debt securities and equity securities with readily determinable fair values that are acquired with the intention of being resold in the near term are classified as trading securities and are recorded at their fair values. Realized and unrealized gains and losses on trading account securities are recognized in current earnings. The Bancorp does not currently hold any securities for trading purposes.

     Securities held-to-maturity - Debt securities which the Bancorp both positively intends and has the ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.

     Securities available-for-sale - Securities not meeting the criteria of either trading securities or securities held to maturity are classified as available for sale and carried at fair value.

     Unrealized holding gains and losses for these securities are recognized, net of related tax effects, as a separate component of comprehensive income and equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method based on original cost. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

     Declines   in  the  fair   value   of   individual   held-to-maturity   and
     available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

     Loans receivable
     Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan-origination fees.

     Interest on consumer loans with maturities of sixty months or less made on a discount basis is recognized and included in interest income using the sum-of-the-months-digits method over the term of the loan which approximates the level-yield method. Interest on all other loans is accrued periodically based on the principal balance outstanding. Interest accrued on such loans but unpaid is included in accrued interest receivable.

     When, in the judgement of management, collection of accrued interest on a loan becomes doubtful, or when a loan becomes ninety days delinquent, further accrual of interest income is suspended and the loan is placed on a non-accrual status. Interest accrued on such loans during the current year, but uncollected, is reversed against operations. Subsequent payments are generally applied to reduce the principal amount outstanding.

     Loans determined to be impaired under the provisions of Statement of Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures are carried at either the discounted present value of expected future cash flows or the fair value of underlying collateral if the loan is collateral dependent. A loan is considered impaired when it is probable that principal and interest will not be collected under the terms of the loan. All nonaccrual loans are considered impaired. The provisions of SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans including certain smaller balance home equity and improvement loans and other consumer loans that are collectively evaluated for impairment. Losses on impaired loans are included in the allowance for loan losses.

     Allowance for losses
     It is the Bancorp's policy to provide a valuation allowance for estimated losses on loans. Various factors including the composition of the loan portfolio, past loan loss experience, current economic conditions and a specific provision for impaired loans provide a basis for management's determination of the amount of the valuation allowance for loan losses. Additions to the allowance are charged against current operations. Loans or portions of loans, including impaired loans, deemed to be uncollectible are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     Loan origination fees
     Loan origination fees and certain direct costs of underwriting and closing loans are deferred and amortized to income over the life of the related loans using the level yield method.

     Real estate acquired in settlement of loans
     Real estate acquired in settlement of loans is recorded at the lower of cost, that is, the balance of the loan, or its estimated fair value on the date acquired. Capital improvements made thereafter to facilitate sale are added to the carrying value, and adjustments are made to reflect declines, if any, in net realizable values below the recorded amounts. Costs of holding real estate acquired in settlement of loans are reflected in income currently. Gains and losses realized on sales of such real estate are reflected in current income based on the property's initial recorded value plus capital improvements.

     When sales of real estate are facilitated by financing, the adjusted sales price is determined to be the sum of the cash proceeds, if any, and the discounted present value of the loan. Gains and losses are determined with reference to the adjusted sales price, and are recognized currently except in certain circumstances when the cash paid in is deemed insufficient, in which case, any gains resulting from the sale are deferred and recognized as the debt principal is recognized.

     Premises and equipment
     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis or under various accelerated methods over estimated useful lives as follows:

     Office building...............................................  30-40 years
     Furniture, fixtures and equipment.............................   5-10 years

     Costs of major additions are capitalized while repair and maintenance costs are charged to operations as incurred.

     Recognition of FHLB stock dividends

     In accordance with current industry practice, stock dividends from the FHLB are recorded as income when declared based upon a par value of $100 per share for the number of shares issued.

     Income taxes
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes which are determined under the liability method.

     Deferred taxes are related primarily to the differences between the financial and income tax bases of certain assets and liabilities including accumulated depreciation on premises and equipment, deferred loan fees and costs, interest discount and accruals, allowances for losses on loans, Federal Home Loan Bank stock, ESOP and RRP benefits, and deferred gain on property sales. Deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     Cash flows
     Cash consists of cash and interest-earning deposits due from other financial institutions. For purposes of the statement of cash flows, the Bancorp considers highly liquid deposits including certificates of deposits with maturities of three months or less when purchased to be "cash." All other deposits, debt securities and investments regardless of maturities are classified as time deposits or investment securities.

     Off-balance-sheet financial instruments
     In the ordinary course of business, the Bancorp enters into transactions that produce off-balance-sheet financial instruments consisting of letters of credit and other commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

     Loan servicing
     None of the Bancorp's loan servicing rights was obtained after December 15, 1995. Consequently, the cost of loan servicing rights has not been capitalized.

     Advertising
     The Bancorp expenses  advertising  costs as they are incurred.  Advertising
     expense  is  reflected  in  the  accompanying   statements  of  income  and
     comprehensive income.

B:   LOANS RECEIVABLE

     Loans receivable as of December 31, 2001 and 2000 consisted of the following:

                                                           2001          2000
                                                           ----          ----
     First mortgage loans
      Single-family residential ....................   $13,827,479   $13,963,818
      Construction .................................     1,445,000     1,473,000
      Commercial real estate .......................     1,774,176     1,380,730
      Land .........................................       234,558       345,431
                                                       -----------   -----------
                                                        17,281,213    17,162,979
     Less:  undisbursed loans in process............     1,069,462       671,182
               deferred loan fees ..................        19,941        12,109
               allowance for losses ................       294,538       293,701
                                                       -----------   -----------
     Net first mortgage loans ......................    15,897,272    16,185,987
                                                       -----------   -----------
     Home equity and improvement loans .............       752,344       979,978
     Share loans ...................................       486,492       547,257
     Other consumer and single-pay loans ...........     3,974,685     3,348,552
      Less:  unearned discount .....................       220,122       289,536
                                                       -----------   -----------
     Net other consumer loans ......................     3,754,563     3,059,016
                                                       -----------   -----------
     Total consumer loans ..........................     4,993,399     4,586,251
     Less:  allowance for losses ...................        91,779       102,179
                                                       -----------   -----------
     Net consumer loans ............................     4,901,620     4,484,072
                                                       -----------   -----------
     Net loans receivable ..........................   $20,798,892   $20,670,059
                                                       ===========   ===========

     At December 31, 2001 and 2000, unpaid balances of impaired loans upon which the accrual of interest had been suspended, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to $225,223 and $393,037, respectively. At December 31, 2001 and 2000, $15,513 and $37,979 of the allowance for loan losses related to impaired loans, respectively. Interest income on impaired loans of $27,835 and $16,180 was recognized for cash payments received in 2001 and 2000, respectively. The average recorded investment in impaired loans for those periods was $484,764 and $200,164, respectively.

     The Association is not committed to lend additional funds to debtors whose loans have been classified as nonperforming.

     At December 31, 2001 and 2000, the directors and officers (related parties) owed the Association $1,052,760 and $1,079,766, respectively.

     During the years ended December 31, 2001and 2000, new loans to such related parties amounted to $125,000 and $672,055, respectively. Principal repayments by such related parties amounted to $152,006 and $113,065 for the years ended December 31, 2001 and 2000, respectively. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others. These loans do not involve more than a normal risk of collectibility or carry other terms unfavorable to the Association.

C:   ALLOWANCE FOR LOSSES

     A summary of the changes in the allowance for loan losses for the years ended December 31, 2001 and 2000, is as follows:

                                                        2001          2000
                                                        ----          ----
     Balance - beginning of year.................    $ 395,880     $ 406,329
     Provision for loan losses ..................        6,800         4,067
     Charge-offs ................................      (17,563)      (14,949)
     Recoveries .................................        1,200           433
                                                     ---------     ---------
                                                     $ 386,317     $ 395,880
                                                     =========     =========

     There were no other real estate holdings or related allowance for real estate losses at December 31, 2001 and 2000.


D:   PREMISES AND EQUIPMENT

     Premises and equipment as of December 31, 2001 and 2000 are summarized by major classifications as follows:

                                                        2001           2001
                                                        ----           ----
     Land .......................................    $ 22,416       $ 22,416
     Office building ............................     266,688        266,688
     Furniture, fixtures and equipment...........     180,756        144,490
                                                      469,860        433,594
     Less:  accumulated depreciation ............     324,492        300,396
                                                     --------       --------
                                                     $145,368       $133,198
                                                     ========       ========

     Depreciation expense for the year ..........    $ 24,095       $ 22,334
                                                     ========       ========


E:   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investments in securities are as follows as of December 31, 2001 and 2000:


                                                   Gross       Gross        Estimated
                                      Amortized  Unrealized  Unrealized       Market
                                        Cost       Gains       Losses         Value
                                        ----       -----       ------         -----
     Securities Available-for-Sale:
     December 31, 2001
     Debt securities:
     U. S. Government agency ......   $192,226   $    101     $     --       $192,327
                                      --------   --------     ------         --------



E:   INVESTMENT SECURITIES (Continued)




                                                       Gross         Gross      Estimated
                                      Amortized      Unrealized    Unrealized     Market
                                        Cost           Gains         Losses       Value
                                        ----           -----         ------       -----
     Mortgage-backed securities
      FNMA ......................    $4,407,155    $   51,420    $    5,019    $4,453,556
      GNMA ......................     1,092,730        19,761            --     1,112,491
      FHLMC .....................     1,023,974         7,939         4,271     1,027,642
                                     ----------    ----------    ----------    ----------
                                      6,523,859        79,120         9,290     6,593,689
                                     ----------    ----------    ----------    ----------
                                     $6,716,085    $   79,221    $    9,290    $6,786,016
                                     ==========    ==========    ==========    ==========

     December 31, 2000
     Debt securities:
     Mortgage-backed securities
      FNMA ......................    $4,144,980    $   52,619    $   22,876    $4,174,723
      GNMA ......................     1,202,009         7,552         3,297     1,206,264
      FHLMC .....................       858,174         5,370        10,417       853,127
                                     ----------    ----------    ----------    ----------
                                     $6,205,163    $   65,541    $   36,590    $6,234,114
                                     ==========    ==========    ==========    ==========

     Securities Held-to-Maturity:
     December 31, 2001
     Debt securities:
     U. S. Government agency ....    $  200,000    $    1,125    $       --    $  201,125
                                     ----------    ----------    ----------    ----------
     Mortgage-backed securities
      FNMA ......................    $1,135,333    $   29,252    $    4,728    $1,159,857
      GNMA ......................        51,670         1,261            --        52,931
      FHLMC .....................       296,659         4,925           911       300,673
                                     ----------    ----------    ----------    ----------
                                      1,483,662        35,438         5,639     1,513,461
                                     ----------    ----------    ----------    ----------
                                     $1,683,662    $   36,563    $    5,639    $1,714,586
                                     ==========    ==========    ==========    ==========

     December 31, 2000
     Debt securities:
     Mortgage-backed securities
      FNMA ......................    $1,442,214    $   17,356    $   13,248    $1,446,322
      GNMA ......................        73,786             7           139        73,654
      FHLMC .....................       552,115         2,331         5,746       548,700
                                     ----------    ----------    ----------    ----------
                                     $2,068,115    $   19,694    $   19,133    $2,068,676
                                     ==========    ==========    ==========    ==========

     The following is a summary of maturities of securities held-to-maturity and available-for-sale as of December 31, 2001 and 2000:

                                                       Weighted
                                                       Average   Amortized        Fair
                                                        Yield      Cost          Value
                                                        -----      ----          -----
     December 31, 2001
     -----------------
     Available-for-Sale
     ------------------
     Due in one year or less ....................       4.32%   $   17,995    $   17,995
     Due from one to five year...................         --            --            --
     Due from five to ten years .................         --            --            --
     Due after ten years ........................       6.04%    6,698,090     6,768,021
                                                                ----------    ----------
                                                        6.04%   $6,716,085    $6,786,016
                                                                ==========    ==========
     Held-to-Maturity
     ----------------
     Due in one year or less ....................       6.13%   $    2,004    $    2,005
     Due from one to five years .................       7.33%      454,268       479,572
     Due from five to ten years .................       5.71%      403,002       408,587
     Due after ten years ........................       5.62%      824,388       824,422
                                                                ----------    ----------
                                                        6.40%   $1,683,662    $1,714,586
                                                                ==========    ==========
     December 31, 2000
     -----------------
     Available-for-Sale
     ------------------
     Due in one year or less ....................       7.10%   $   15,777    $   15,778
     Due from one to five years .................         --            --            --
     Due from five to ten years .................         --            --            --
     Due after ten years ........................       7.60%    6,189,386     6,218,336
                                                                ----------    ----------
                                                        7.60%   $6,205,163    $6,234,114
                                                                ==========    ==========
     Held-to-Maturity
     ----------------
     Due in one year or less ....................       7.00%   $    1,142    $    1,141
     Due from one to five years .................       6.60%      320,213       323,628
     Due from five to ten years .................       6.20%      989,526       997,389
     Due after ten years ........................       6.60%      757,234       746,518
                                                                ----------    ----------
                                                        6.40%   $2,068,115    $2,068,676
                                                                ==========    ==========


     The amortized cost and fair value of mortgage-backed securities are presented by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     Mortgage-backed securities with a carrying amount of $3,686,414 and $4,122,164 were pledged to secure deposits as required or permitted by law at December 31, 2001 and 2000, respectively. See Note G also.



F:   DEPOSITS

     An analysis of customers deposit accounts by interest rates as of December 31, 2001 and 2000 follows:

                                                -----------2001-----------  -----------2000----------
                                                    Amount     Percent         Amount       Percent

            Balances by interest rate
            Passbook and full-paid
             accounts 2.5% to 3.0%............ $   3,937,652     15.26%     $   3,134,073    12.76%
            Certificate accounts
              1.2 to 2.0%.....................       610,338      2.37%                         -.-
              2.1 to 3.0%.....................     2,564,886      9.94%                --       -.-
              3.1 to 4.0%.....................     3,916,519     15.18%                --       -.-
              4.1 to 5.0%.....................     4,059,263     15.73%         5,907,218     24.05%
              5.1 to 6.0%.....................     4,572,228     17.72%         5,793,085     23.57%
              6.1 to 7.0%.....................     1,242,324      4.82%         5,595,382     22.77%
                                                ------------    ------      -------------    ------
                                                  16,965,558     65.76%        17,295,685     70.39%
                                                ------------    ------      -------------    ------
            NOW and money-market
             accounts
              non-interest bearing............       835,730      3.24%           690,055      2.81%
              2.0 to 3.0%.....................     4,020,217     15.58%         3,369,871     13.72%
                                                ------------    ------      -------------    ------
                                                   4,855,947     18.82%         4,059,926     16.53%
                                                ------------    ------      -------------    ------
                                                  25,759,157     99.84%        24,489,684     99.68%
            Accrued interest payable..........        41,221      0.16%            77,617      0.32%
                                                ------------    ------      -------------    ------
                                                $ 25,800,378    100.00%     $  24,567,301    100.00%
                                                ============    ======      =============    ======


     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $3,857,329 and $3,883,661 at December 31, 2001
     and 2000, respectively. Deposit amounts in excess of $100,000 are not federally insured.

     Maturities of certificates of deposit accounts are as follows at December 31, 2001:

     One year or less.................................. $     12,766,381
     Over one to two years.............................        2,319,280
     Over two to three years...........................          949,342
     Over three years..................................          930,555
                                                        ----------------
                                                        $     16,965,558
                                                        ================

     Interest paid on deposits during 2001 and 2000 was $1,134,810 and $959,141, respectively.

     Officers' and directors' savings accounts amounted to $214,258 and $184,324 at December 31, 2001 and 2000, respectively.

G:   ADVANCES FROM FHLB AND OTHER BORROWED MONEY

     Advances from the Federal Home Loan Bank (FHLB) consisted of the following:

      Maturity                      Contract
        Date                          Rate          2001                2000
        ----                          ----          ----                ----
     01-04-2001.................      6.63%      $         -        $   600,000
     01-09-2001.................      6.61%                -            900,000
     01-11-2001.................      6.61%                -            700,000
     01-24-2001.................      6.42%                -          1,000,000
     01-25-2001.................      6.42%                -            200,000
     10-01-2001.................      4.60%                -             99,000
     10-22-2001.................      4.51%                -             99,000
     01-18-2002.................      1.93%          500,000                  -
     02-15-2002.................      4.79%        1,000,000                  -
     03-21-2002.................      4.73%          500,000                  -
     04-03-2002.................      4.71%          500,000                  -
     10-18-2002.................      2.50%          500,000                  -
     09-03-2003.................      4.77%           99,000             99,000
                                                 -----------        -----------
                                                 $ 3,099,000        $ 3,697,000
                                                 ===========        ===========

     Pursuant to collateral agreements with the FHLB, advances are secured by a blanket floating lien on first mortgage loans.

     Interest paid on advances from the Federal Home Loan Bank for 2001 and 2000 was $158,260 and $168,574, respectively.


H:   LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans at December 31, 2001 and 2000 are summarized as follows:

                                                        2001           2000
                                                        ----           ----
     Mortgage loans underlying FHLMC
      mortgage-backed securities................... $   148,907    $   191,142
                                                    ===========    ===========

     Revenue from loan servicing was $725 and $1,045 for the years ended December 31, 2001 and 2000, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing were $770 and $652 at December 31, 2001 and 2000, respectively.

I:   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 2001 and 2000 is summarized as follows:

                                                     2001          2000
                                                     ----          ----
     Time deposits and other
      investment securities ..................    $  9,542      $ 11,274
     Mortgage-backed securities...............      49,652        57,173
     Loans receivable ........................     114,779        81,736
                                                  --------      --------
                                                  $173,973      $150,183
                                                  ========      ========


J:   INCOME TAXES

     Income tax expense for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                    2001           2000
                                                    ----           ----
     Current..................................   $ 147,759      $ 155,893
     Deferred ................................      (6,060)        (8,677)
                                                  --------      --------
                                                 $ 141,699      $ 147,216
                                                 =========      =========

     The components of the net deferred income tax asset (liability), included in other assets (liabilities and deferrals) are as follows:

                                                      ----------2001---------     ----------2000---------
     Deferred tax assets:
      Deferred loan fees .........................                  $   6,780                   $   4,117
      Employee benefit plans .....................                      4,969                       3,844
      Allowance for loan losses..................     $ 117,328                   $ 115,736
       Less valuation allowance ..................       58,664        58,664        57,868        57,868
                                                      ---------                   ---------
      Other ......................................                      7,427                       5,781
                                                                    ---------                   ---------
                                                                       77,840                      71,610
                                                                    ---------                   ---------
     Deferred tax liabilities:
      Net unrealized gain on
       securities available for
       sale ......................................                    (23,777)                     (9,843)
      Depreciation ...............................                    (20,374)                    (15,519)
      FHLB stock .................................                    (40,515)                    (36,469)
      Other ......................................                         --                      (8,731)
                                                                    ---------                   ---------
                                                                      (84,666)                    (70,562)
                                                                    ---------                   ---------
     Net deferred tax asset
      (liability) ................................                  $  (6,826)                  $   1,048
                                                                    =========                   =========

     Provision for federal income taxes differs from that computed at the statutory 34% corporate tax rate, as follows:

                                                  ----------2001--------        ----------2000---------
                                                          Effective                     Effective
                                                    Amount          Rate          Amount           Rate
                                                    ------          ----          ------           ----
     Tax at statutory rate....................    $ 143,278          34%        $ 150,971           34%
     Increase (decrease) in taxes:
      Permanent differences and
       other .................................       (1,579)          --           (3,755)           (1)%
                                                  ---------       -------       ---------       -------
                                                  $ 141,699           34%       $ 147,216            33%
                                                  =========       =======       =========       =======


     The Bancorp paid income taxes of $253,028 and $53,508 during the years ended December 31, 2001 and 2000, respectively. Additionally, the Bancorp received a refund of $48,000 during the year ended December 31, 2000.

     In prior years, the Association was allowed a special bad debt deduction under various income tax provisions. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than bad debt losses, they become subject to federal income tax at the then current corporate rate. Retained earnings at December 31, 2001 and 2000 include $110,577 for which federal income tax has not been provided. The unrecorded deferred liability on these amounts was approximately $37,600. Additionally, with the repeal in 1996 of the thrift bad debt reserve method that allowed for bad debt deductions based upon a percentage of taxable income, the Association has recaptured over a six year period the $85,465 portion of its bad debt reserves that exceeded allowable reserves under the experience method.

K:   COMMITMENTS

     The Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the involvement the Bancorp has in particular classes of financial instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bancorp evaluates each customer's credit worthiness on a case-by-case basis. The Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual notional amount of those instruments.

     As of December 31, 2001 and 2000, the Bancorp was committed to grant adjustable-rate mortgage loans with contract notional amounts of $282,400 and $125,485, respectively, and fixed-rate mortgage loan(s) with a contract notional amount(s) of $75,500 and $47,000, respectively. Additionally, the Bancorp held a $50,000 open letter of credit at December 31, 2001 and 2000, and had issued lines of credit with contract notional amounts of the unused portion totaling $243,593 and $159,638 as of December 31, 2001 and 2000, respectively.

L:   PROFIT-SHARING PLAN

     The Association provides a non-contributory defined contribution retirement plan for all eligible employees. Contributions to the plan are based upon employee compensation at rates not to exceed 15% as determined annually by the Board of Directors. Contributions to the plan were $28,702 and $24,825 for 2001 and 2000, respectively.


M:   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The IBL Bancorp, Inc. Employee Stock Ownership Plan enables eligible employees of the Bancorp and the Association to share in the growth of the Bancorp through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.

     The ESOP acquired 16,869 shares of Bancorp stock at $10 a share in the Bancorp's initial public offering. The acquisition was funded by a loan from the Bancorp that bears interest at 8.5% and is being repaid principally from employer contributions to the ESOP over a period of ten years. The loan agreement requires quarterly interest and principal payments of $6,303. The loan is secured by the pledge of the common stock purchased. Contributions to the ESOP must be sufficient for debt service, but the company may, in any plan year, make additional discretionary contributions for the benefit of plan participants in the form of cash or shares of common stock.

     In the event of plan or participant termination, or upon the participant's death, disability or retirement, the Bancorp may be required to purchase, subject to certain limitations, the shares from the participants at the then fair market value.

     Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released to participants on a pro-rata basis as debt service payments are made. As the Bancorp and the Association make contributions to the ESOP sufficient to meet the principal and interest requirements on the loan, shares are released from collateral.

     The Bancorp accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is not recorded as a note receivable by the Bancorp, but the shares pledged as collateral are reported as unearned ESOP shares on the statement of financial condition. As shares are released from collateral, the Bancorp reports compensation expense equal to the fair market value of the shares. ESOP compensation expense was $19,920 and $17,660 for the years ended December 31, 2001 and 2000, respectively. Any excess or deficit of fair value over the cost of the ESOP shares released is recorded in the equity section of the statement of financial condition as additional paid-in-capital. The cost of all unallocated shares held by the ESOP is reflected on the statement of financial condition as a contra equity account.

     The ESOP shares as of December 31, 2001 were as follows:

                 Allocated shares.............................          5,482
                 Shares committed to be released..............              -
                 Unreleased shares............................         11,387
                                                                    ---------
                 Total ESOP shares............................         16,869
                                                                    =========
                 Fair value of unreleased shares..............      $ 142,338
                                                                    =========


N:   RECOGNITION AND RETENTION PLAN

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

     The allocated shares are earned by participants as plan share awards ratably over a specified period. If an employee or non-employee director plan participant is terminated prior to the end of the vesting period for any reason other than death, disability, retirement or a change in control, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The compensation cost associated with the plan is based on the market price of the stock as of the date on which the plan shares are earned. Compensation expense pertaining to the Recognition and Retention Plan was $25,682 for each of the years ended December 31, 2001 and 2000.

     A summary of the changes in restricted stock follows:

                                                       Unawarded      Awarded
                                                         Shares        Shares
                                                         ------        ------
            Balance, January 1, 1999................          -             -
            Purchased by Plan.......................      6,500             -
            Granted.................................     (7,169)        7,169
            Earned and issued.......................          -        (2,390)
                                                         ------        ------
            Balance, December 31, 1999..............       (669)        4,779
            Purchased by Plan.......................      1,934             -
            Earned and issued.......................          -        (2,389)
                                                         ------        ------
            Balance, December 31, 2000..............      1,265         2,390
            Earned and issued.......................          -        (2,390)
                                                         ------        ------
            Balance, December 31, 2000 and 2001.....      1,265             -
                                                         ======        ======

O:   STOCK OPTION PLAN

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

     The following table summarizes the activity related to stock options:

                                                          Exercise        Available      Options
                                                            Price         for Grant     Outstanding
                                                            -----         ---------     -----------
            At inception................................   21,087                -
            Granted..................................... $  10.50          (17,925)       17,925
            Cancelled...................................        -                -             -
            Exercised...................................        -                -             -
                                                                          --------      --------
            At December 31, 1999, 2000 and 2001.........                     3,162        17,925
                                                                          ========      ========

P:   NONCASH INVESTING AND FINANCING ACTIVITIES

     During 2001, the Bancorp had noncash investing activities totaling $140,575 for the acquisition of real estate by foreclosure. There were no noncash financing activities for the years ended December 31, 2001 and 2000, nor were there any noncash investing activities during 2000.


Q:   REGULATORY MATTERS

     The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Association and its financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of December 31, 2001 and 2000, the Association meets the capital adequacy requirements to which it is subject.

     As of December 31, 2001 and 2000, based upon the most recent regulatory filings with OTS, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Association will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the following table.

     The actual and required capital amounts and ratios applicable to the Association are presented in the table below (dollars in thousands).

                                                                                                       Minimum Required
                                                                                                          To Be Well
                                                                             Minimum Required          Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                         Actual              Adequacy Purpose          Action Provisions
                                                         ------              ----------------          -----------------
                                                   Amount       Ratio       Amount        Ratio        Amount      Ratio
                                                   ------       -----       ------        -----        ------      -----
     As of December 31, 2001:
     ------------------------
     Total risk-based capital (To
      risk-weighted assets) ..................    $3,448       21.34%       $1,293         8.0%        $1,616      10.0%
     Tier I capital (To
      risk-weighted assets) ..................     3,246       20.09%          646         4.0%           970       6.0%
     Tier I capital (To
      adjusted total assets) .................     3,246        9.98%        1,300         4.0%         1,626       5.0%

     As of December 31, 2000:
     ------------------------
     Total risk-based capital (To
      risk-weighted assets)...................    $3,363       21.18%       $1,270         8.0%        $1,588      10.0%
     Tier I capital (To
      risk-weighted assets) ..................     3,164       19.92%          635         4.0%           953       6.0%
     Tier I capital (To
      adjusted total assets) .................     3,164       10.00%        1,266         4.0%         1,582       5.0%


     In accordance with OTS Regulations, the Association established, upon conversion, on September 30, 1998, a "liquidation account" totaling $1,671,681, the amount of its retained earnings at March 31, 1998, the latest date shown in the prospectus issued in conjunction with the plan of conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the conversion. The liquidation account is reduced annually to the extent that the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends or repurchase its common stock if such dividends or repurchases would reduce its equity below applicable regulatory capital requirements or the required liquidation account amount.

R:   RELATED PARTY TRANSACTIONS

     A Bancorp director is a partner in a local law firm that provides legal services to the Bancorp. Fees paid to the law firm amounted to $5,200 and $4,400 for the years ended December 31, 2001 and 2000, respectively.


S:   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgement. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Bancorp could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Bancorp.

     The Bancorp does not maintain any investment or participation in financial instruments or agreements whose value is linked to, or derived from, changes in the value of some underlying asset or index. Such instruments or agreements include futures, forward contracts, option contracts, interest-rate swap agreements, and other financial arrangements with similar characteristics, and are commonly referred to as derivatives.

     The estimated fair value of the Bancorp's financial instruments (dollars in thousands) was as follows:

                                               ----------2001--------   ----------2000--------
                                                Carrying  Estimated       Carrying  Estimated
                                                 Amount   Fair Value       Amount   Fair Value
     FINANCIAL ASSETS
     Cash and amounts due from
      depository institutions...............    $   220    $   220        $   167    $   167
     Interest-bearing deposits
      with other institutions ..............      2,159      2,159          1,501      1,501
     Time deposits .........................        905        905          1,103      1,103
     Investment securities .................      8,470      8,501          8,302      8,303
     Loans receivable, net .................     20,799     21,484         20,670     20,820
     Accrued interest receivable ...........        174        174            151        151
     FHLB stock ............................        225        225            208        208

                                                ----------2001--------    ----------2000----------
                                                 Carrying   Estimated      Carrying     Estimated
                                                  Amount    Fair Value      Amount     Fair Value
                                                  ------    ----------      ------     ----------
     FINANCIAL LIABILITIES
     Deposits ................................    $25,800   $ 26,049       $24,567        $24,589
     Advances from FHLB ......................      3,099      3,106         3,697          3,667
     Advances by borrowers for
      taxes and insurance.....................         17         17            16             16
     Other liabilities .......................         93         93            81             81


     The Bancorp in estimating the fair value of financial instruments used the following significant methods and assumptions.

     Cash and short-term investments
     The carrying value of highly liquid instruments, such as cash on hand and amounts due from depository institutions, and interest-earning deposits in other institutions, provides a reasonable estimate of their fair value.

     Time deposits
     Time deposits bear interest rates that in the aggregate are presently considered fair in current market conditions. Therefore, the carrying amounts reported in the statement of financial condition for these financial instruments approximate fair value.

     Investment securities
     Fair value estimates for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

     Loans receivable, net of allowance
     The fair values for loans are estimated through discounted cash flow analysis, using current rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments are made to reflect probable credit losses. The carrying amount of accrued interest on loans approximated its fair value.

     Federal Home Loan Bank Stock
     The Federal Home Loan Bank's board sets the value of Federal Home Loan Bank stock at $100 per share.

     Deposits
     The fair value of deposit liabilities with no defined maturity is the amount payable on demand at the reporting date, i.e., their carrying or book value. These deposits, which include interest and non-interest bearing checking, passbook and full-paid share savings, and money market accounts, represented approximately 34% and 29% of total deposits at December 31, 2001 and 2000, respectively. The fair value of fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates of similar remaining maturities to a schedule of aggregate expected cash flows on time deposits.

     The carrying amount of accrued interest payable on deposits approximates its fair value.

     Advances from Federal Home Loan Bank Fair values of advances from Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Association's current incremental borrowing rates for similar types of borrowing arrangements.

     Advances by borrowers for taxes and insurance (escrows) The carrying amount of escrow accounts approximate fair value.

     Off-balance-sheet instruments
     Off-balance-sheet financial instruments include commitments to extend credit, letters of credit, and other financial guarantees. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The estimated fair value for these instruments was not significant at December 31, 2001 and 2000. The contract or notional amounts of the Association's financial instruments with off-balance-sheet risk are disclosed in Note K.


T:   CONCENTRATION OF CREDIT RISK

     The Bancorp's loan portfolio consists of the various types of loans described in Note B above. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in Iberville, West Baton Rouge, and Pointe Coupee parishes that are dependent on the area economy for their livelihood and servicing of their loan obligations.

     The Bancorp maintains deposits in other financial institutions that may from time to time exceed the federally insured deposit limits.


U:   DIVIDEND DECLARED

     On December 19, 2001, the board of directors of IBL Bancorp, Inc. declared a $.0575 per share dividend to stockholders of record at January 11, 2002, payable on January 29, 2002. The total dividend payable of $12,125 is included in other liabilities.

V:   EARNINGS PER SHARE

     The following table provides a reconciliation between basic and diluted earnings per share:

                                                                              Weighted
                                                                               Average
                                                            Income             Shares          Per-Share
                                                          (Numerator)       (Denominator)        Amount
                                                          -----------       -------------        ------
     For the Year Ended 2001
     Net income ........................................    $279,507

     Basic earnings per share
     Income available to common stockholders............     279,507           194,922          $   1.43
                                                            --------          --------          ========
     Effect of dilutive securities
     RRP shares granted ................................          --            20,179

     Diluted earnings per share
     Income available to common stockholders
     plus assumed conversions ..........................    $279,507           215,101          $   1.30
                                                            ========           =======          ========
     For the Year Ended 2000
     Net income ........................................    $296,817
                                                            --------
     Basic earnings per share
     Income available to common stockholders ...........     296,817           191,167          $   1.55
                                                            ========           =======          ========
     Effect of dilutive securities
     RRP shares granted ................................          --             4,641

     Diluted earnings per share
     Income available to common stockholders
      plus assumed conversions .........................    $296,817           195,808          $   1.52
                                                            ========           =======          ========


     Options to purchase 17,925 shares of common stock awarded on November 19, 1999 at $10.50 per share were included in the computation of the diluted earnings per share for 2001because the options' exercise was less than the average market price of the common shares. These options were not included in the computation of the diluted earnings per share for 2000 because the options' exercise was greater than the average market price of the common shares. The options, which expire on November 17, 2009, were still outstanding at the end of year 2001.

W:   NEW ACCOUNTING STANDARDS

     The provisions of Statement of Financial Accounting Standards No. 142 (SFAS
     142), Goodwill and Other Intangible Assets, shall be applied in fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are not expected to have a material effect on the consolidated financial position or the consolidated results of operations of the Bancorp.

     Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, is effective for financial statements issued for fiscal years beginning after June 30, 2002. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. It addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets. This Statement will not materially affect the consolidated financial position or the consolidated results of operations of the Bancorp.

     Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement will not materially affect the consolidated financial position or the consolidated results of operations of the Bancorp.

X:   PARENT COMPANY FINANCIAL STATEMENTS

     The financial statements for IBL Bancorp, Inc. (parent company), prepared on an unconsolidated basis are presented below:

                                     BALANCE SHEETS
                               DECEMBER 31, 2001 AND 2000

                                                                                       2001              2000
                                                                                       ----              ----
     ASSETS
     Cash .....................................................................    $   268,084     $    50,524
     Time deposits ............................................................        407,000         407,000
     Investment securities held-to-maturity (estimated
      market value $201,125 and $197,500) .....................................        200,000         200,000
     Accrued interest receivable ..............................................          5,253           6,609
     Investment in The Iberville Building and Loan Association.................
      at equity in underlying net assets ......................................      3,292,343       3,182,909
                                                                                   -----------     -----------
                 Total assets .................................................    $ 4,172,680     $ 3,847,042
                                                                                   ===========     ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES
     Due to subsidiary ........................................................    $    36,141     $    23,828
     Other liabilities ........................................................         12,220          10,851
                                                                                   -----------     -----------
                 Total liabilities ............................................         48,361          34,679
                                                                                   -----------     -----------
     SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par, 2,000,000 shares authorized ...................             --              --
     Common stock, $.01 par, 5,000,000 shares authorized,
      210,870 shares issued ...................................................          2,109           2,109
     Additional paid-in capital ...............................................      1,744,044       1,740,992
     Unearned ESOP shares .....................................................       (113,865)       (130,734)
     Unearned RRP shares ......................................................        (13,620)        (39,302)
     Retained earnings - substantially  restricted ............................      2,459,497       2,220,190
     Accumulated other comprehensive income ...................................         46,154          19,108
                                                                                   -----------     -----------
                 Total shareholders' equity ...................................      4,124,319       3,812,363
                                                                                   -----------     -----------
                 Total liabilities and shareholders' equity ...................    $ 4,172,680     $ 3,847,042
                                                                                   ===========     ===========


                       STATEMENTS OF INCOME AND RETAINED EARNINGS
                         YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            2001          2000
                                                                            ----          ----
     INCOME
     Dividends from The Iberville Building and Loan Association........    $200,000    $     --
     Interest income
      Mortgage-backed securities ......................................      11,861      12,060
      Deposits ........................................................      22,335      23,136
      Other ...........................................................      11,649      12,743
                                                                           --------    --------
                                                                            245,845      47,939
                                                                           --------    --------


                                                                            2001            2000
                                                                            ----            ----
     EXPENSES
     Legal and professional ......................................         27,235          23,042
     Other general and administrative ............................         21,396          24,827
                                                                      -----------     -----------
                                                                           48,631          47,869
                                                                      -----------     -----------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF THE IBERVILLE BUILDING AND
      LOAN ASSOCIATION ...........................................        197,214              70
     Equity in undistributed earnings of The Iberville
      Building and Loan Association ..............................         82,388         297,055
                                                                      -----------     -----------
     INCOME BEFORE INCOME TAXES ..................................        279,602         297,125
     PROVISION FOR INCOME TAXES ..................................             95             308
                                                                      -----------     -----------
     NET INCOME ..................................................        279,507         296,817
     Retained earnings - beginning of year .......................      2,220,190       1,958,199
     Less dividends declared .....................................        (43,755)        (34,826)
     Add ESOP shares released for allocation......................          3,555              --
                                                                      -----------     -----------
     Retained earnings - end of year .............................    $ 2,459,497     $ 2,220,190
                                                                      ===========     ===========


                           STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                           2001          2000
                                                                           ----          ----
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ....................................................    $ 279,507     $ 296,817
     Adjustments to reconcile net income to net cash provided
      by operating activities:
       Equity in undistributed earnings of The Iberville
        Building and Loan Association ..............................      (82,388)     (297,055)
       ESOP compensation ...........................................       23,476        17,660
       Release of RRP shares .......................................       25,682        25,682
       Decrease in accrued interest receivable .....................        1,356            --
       Increase in due to subsidiary ...............................       12,313        12,369
       Decrease in other liabilities ...............................         (213)         (170)
                                                                        ---------     ---------
     Net cash provided by operating activities .....................      259,733        55,303
                                                                        ---------     ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of security held to maturity .........................     (200,000)           --
     Redemption of security held to maturity .......................      200,000            --
                                                                        ---------     ---------
     Net cash used in investing activities .........................           --            --
                                                                        ---------     ---------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Acquisition of RRP shares .....................................           --       (20,791)
     Cash dividends ................................................      (42,173)      (33,244)
                                                                        ---------     ---------
     Net cash used in financing activities..........................      (42,173)      (54,035)
                                                                        ---------     ---------


X:   PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                                                2001               2000
                                                ----               ----
     NET INCREASE IN CASH ................     217,560             1,268
     Cash - beginning of year.............      50,524            49,256
                                              --------          --------
     Cash - end of year ..................    $268,084          $ 50,524
                                              ========          ========

                              CORPORATE INFORMATION


Directors:                                 Annual Stockholders Meeting:

G. Lloyd Bouchereau, Jr.                   September 4, 2002; 10:00 a.m.
President and Chief Executive Officer      23910 Railroad Avenue
                                           Plaquemine, Louisiana
                                           Record Date:  July 24, 2002

John L. Delahaye                           Main Office:
Attorney                                   23910 Railroad Avenue
Plaquemine, Louisiana                      Plaquemine, Louisiana



Gary K. Pruitt                             Independent Auditor:
Retired                                    L.A. Champagne & Co., L.L.P.
Greater Baton Rouge Port Commission        Baton Rouge, Louisiana
Port Allen, Louisiana



Bobby E. Stanley                           General Counsel:
Self Employed Accountant                   Borron & Delahaye
Port Allen, Louisiana                      Plaquemine, Louisiana



Edward J. Steinmetz                        Securities and Regulatory Counsel:
Regional Manufacturing Manager             Elias, Matz, Tiernan & Herrick L.L.P.
Borden Chemical Inc.                       Washington, D. C.
Donaldsonville, Louisiana


Danny M. Strickland                        Stock Registrar & Transfer Agent:
Vice-President                             Registrar and Transfer Company
                                           Cranford, New Jersey

Executive Officers:

G. Lloyd Bouchereau, Jr.
President and Chief Executive Officer

Danny M. Strickland
Vice-President

                                   SIGNATURES

          In  accordance  with  Section  13 or 15(d) of the  Exchange  Act,  the
     registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.



                                            IBL BANCORP, INC.


                                            By: /s/ G. Lloyd Bouchereau, Jr.
                                                ----------------------------
                                                    G. Lloyd Bouchereau, Jr.
                                                    President and
                                                    Chief Executive Officer




          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Name                           Title                      Date
           ----                           -----                      ----

/s/ G. Lloyd Bouchereau, Jr.        President and Chief         October 23, 2002
-------------------------------      Executive Officer
G. Lloyd Bouchereau, Jr.

/s/ Bobby E. Stanley                     Director               October 23, 2002
-------------------------------
Bobby E. Stanley

/s/ John L. Delahaye                     Director               October 23, 2002
-------------------------------
John L. Delahaye

/s/ Gary K. Pruitt                       Director               October 23, 2002
-------------------------------
Gary K. Pruitt

/s/ Edward J. Steinmetz                  Director               October 23, 2002
-------------------------------
Edward J. Steinmetz

/s/ Danny M. Strickland                  Director               October 23, 2002
-------------------------------
     Danny M. Strickland