Form 10QSB
period 2002-09-30
IBL BANCORP
filed 2002-11-13
CIK 1064160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Shares of common stock, par value $.01 per share, outstanding as of November 11, 2002: 210,870

  Transitional Small Business Disclosure Format (check one):
  Yes [  ]   No [X]

                                IBL Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2002

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements


                                                                                   Page
                                                                                   ----
Consolidated Statements Of Financial Condition At
September 30, 2002 (Unaudited) and December 31, 2001................................3

Consolidated Statements Of Income and Comprehensive Income (Unaudited)
 For the Three and Nine Months Ended September 30, 2002 and 2001....................4

Consolidated Statements Of Changes in Shareholders' Equity  (Unaudited) For The
Nine Months Ended September 30, 2002 and 2001.......................................6

Consolidated Statements Of Cash Flows (Unaudited) For the
Nine Months Ended September 30, 2002 and 2001.......................................7

Notes to Consolidated Financial Statements..........................................8

Item 2 - Management's Discussion and Analysis or Plan
              of Operations........................................................12

Item 3 - Controls and Procedures...................................................18

                      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.........................................................19
Item 2 - Changes in Securities and Use of Proceeds.................................19
Item 3 - Defaults Upon Senior Securities...........................................19
Item 4 - Submission of Matters to a Vote of Security Holders.......................19
Item 5 - Other Information.........................................................19
Item 6 - Exhibits and Reports on Form 8-K..........................................19

Signatures.........................................................................20


                                    IBL BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        September 30, 2002 and December 31, 2001



                                                                          September 30,
                                                                              2002            December 31,
                                                                           (Unaudited)            2001
                                                                           -----------            ----
ASSETS
Cash and amounts due from depository institutions ..................      $    201,722       $    219,790
Interest-bearing deposits in other institutions ....................           931,076          2,159,131
                                                                          ------------       ------------
     Total cash ....................................................         1,132,798          2,378,921
                                                                          ------------       ------------
Time deposits ......................................................           705,000            905,000
                                                                          ------------       ------------
Investment securities
 Held to maturity (estimated market value $1,712,713 and $1,714,586)         1,663,010          1,683,662
 Available for sale (amortized cost $6,847,317 and $6,716,085) .....         6,924,333          6,786,016
                                                                          ------------       ------------
     Total investment securities ...................................         8,587,343          8,469,678
                                                                          ------------       ------------
Loans receivable ...................................................        21,413,710         21,185,209
Less allowance for loan losses .....................................           367,615            386,317
                                                                          ------------       ------------
     Loans receivable, net .........................................        21,046,095         20,798,892
                                                                          ------------       ------------
Premises and equipment, net ........................................           131,017            145,368
Federal Home Loan Bank stock, at cost ..............................           230,000            225,100
Accrued interest receivable ........................................           170,429            173,973
Other assets .......................................................            41,618             36,748
                                                                          ------------       ------------
         Total assets ..............................................      $ 32,044,300       $ 33,133,680
                                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITYDeposits .......................      $ 26,062,839       $ 25,800,378
Advances from Federal Home Loan Bank ...............................         1,599,000          3,099,000
Advances by borrowers for taxes and insurance ......................            10,750             16,506
Federal income taxes payable .......................................            27,547                 --
Other liabilities and deferrals ....................................           149,298             93,477
                                                                          ------------       ------------
         Total liabilities .........................................        27,849,434         29,009,361
                                                                          ------------       ------------

Commitments and contingencies ......................................                --                 --
                                                                          ------------       ------------

Preferred stock - $.01 par, 2,000,000 shares authorized ............                --                 --
Common stock - $.01 par, 5,000,000 shares authorized, 210,870 shares
 issued ............................................................             2,109              2,109
Additional paid-in capital .........................................         1,755,009          1,744,044
Unearned ESOP shares ...............................................          (101,213)          (113,865)
Unearned RRP shares ................................................           (13,620)           (13,620)
Retained earnings - substantially restricted .......................         2,501,750          2,459,497
Accumulated other comprehensive income .............................            50,831             46,154
                                                                          ------------       ------------
         Total stockholders' equity ................................         4,194,866          4,124,319
                                                                          ------------       ------------
         Total liabilities and stockholders' equity ................      $ 32,044,300       $ 33,133,680
                                                                          ============       ============


The accompanying notes are an integral part of these financial statements.


                                         IBL BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                     AND COMPREHENSIVE INCOME
                      Three and nine months ended September 30, 2002 and 2001


                                             -----Three months ended-----    -----Nine months ended------
                                                09/30/02      09/30/01          09/30/02      09/30/01
                                              (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
INTEREST INCOME
Loans ....................................    $  429,614    $  453,398        $1,263,111    $1,392,593
Mortgage-backed securities ...............        98,799       134,826           310,106       418,734
FHLB stock and other securities ..........         8,541         4,045            22,105        14,547
Deposits .................................        15,325        21,169            48,158        59,909
                                              ----------    ----------        ----------    ----------
     Total interest income ...............       552,279       613,438         1,643,480     1,885,783
                                              ----------    ----------        ----------    ----------

INTEREST EXPENSE
Deposits
 Interest-bearing demand deposit
  accounts ...............................        32,416        42,317            90,709       135,579
 Passbook savings accounts ...............        13,820        23,678            45,065        66,234
 Certificate of deposit accounts .........       137,593       215,121           443,570       648,286
                                              ----------    ----------        ----------    ----------
     Total interest on deposits ..........       183,829       281,116           579,344       850,099
Advances from Federal Home
 Loan Bank ...............................        16,318        39,486            48,064       119,742
                                              ----------    ----------        ----------    ----------
     Total interest expense ..............       200,147       320,602           627,408       969,841
                                              ----------    ----------        ----------    ----------
         Net interest income .............       352,132       292,836         1,016,072       915,942
Provision for losses on loans ............            --            --                --        26,800
                                              ----------    ----------        ----------    ----------

NET INTEREST INCOME
 AFTER PROVISION FOR
 LOSSES ON LOANS .........................       352,132       292,836         1,016,072       889,142
                                              ----------    ----------        ----------    ----------

NON-INTEREST INCOME
Service charges on deposit accounts.......        27,031        22,417            76,278        70,661
Other ....................................         3,112         1,218             8,234         7,215
                                              ----------    ----------        ----------    ----------
     Total non-interest income ...........        30,143        23,635            84,512        77,876
                                              ----------    ----------        ----------    ----------

NON-INTEREST EXPENSES
Compensation and benefits ................       133,250       125,723           388,961       381,282
Occupancy ................................         7,783        11,539            22,386        29,260
Furniture and equipment ..................         8,044         9,103            24,690        28,556
Deposit insurance premium ................         1,100         1,172             3,385         3,508
Data processing ..........................        20,122        22,330            62,517        64,000
Legal and other professional .............       135,352        16,805           241,582        65,472
Advertising ..............................         4,095         4,877            13,053        14,855
Office supplies and postage ..............         9,002         6,933            26,231        34,446
Other taxes - share tax assessment .......         8,460         7,800            25,380        23,400
Other general and administrative .........        31,121        23,399            78,096        79,040
                                              ----------    ----------        ----------    ----------
     Total non-interest expenses .........       358,329       229,681           886,281       723,819
                                              ----------    ----------        ----------    ----------

Continued...
                                        2

                                      -----Three months ended-----      -----Nine months ended------
                                         09/30/02      09/30/01           09/30/02      09/30/01
                                       (Unaudited)   (Unaudited)        (Unaudited)   (Unaudited)
INCOME BEFORE PROVISION
 FOR INCOME TAXES .................    $  23,946     $  86,790           $ 214,303     $ 243,199

PROVISION FOR INCOME
 TAXES ............................       43,659        38,029             138,778       110,868
                                       ---------     ---------           ---------     ---------

NET INCOME (LOSS) .................    $ (19,713)    $  48,761           $  75,525     $ 132,331
                                       =========     =========           =========     =========

Basic earnings (loss) per share ...    $    (.10)    $     .25           $     .38     $     .68
                                       =========     =========           =========     =========

Diluted earnings (loss) per share .    $    (.09)    $     .23           $     .35     $     .62
                                       =========     =========           =========     =========


COMPREHENSIVE INCOME (LOSS)
Net income (loss) .................    $ (19,713)    $  48,761           $  75,525     $ 132,331
                                       ---------     ---------           ---------     ---------

Other comprehensive income (loss)
  Unrealized holding gains (losses)
   on securities during the period           291       (30,804)              7,085        41,813
  Income tax benefit (expense)
   related to unrealized holding
   gains (losses) .................          (98)       10,473              (2,408)      (14,217)
                                       ---------     ---------           ---------     ---------
Other comprehensive income (loss),
 net of  tax effects ..............          193       (20,331)              4,677        27,596
                                       ---------     ---------           ---------     ---------

Comprehensive income (loss) .......    $ (19,520)    $  28,430           $  80,202     $ 159,927
                                       =========     =========           =========     =========

The accompanying notes are an integral part of these financial statements.

                                                           IBL BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             Nine months ended September 30, 2002 and 2001


                                                                                             Retained     Accumulated
                                                                                             Earnings-       Other
                                                    Additional    Unearned     Unearned      Substan-       Compre-
                                          Common     Paid-in        ESOP          RRP         tially        hensive      Total
                                          Stock      Capital       Shares        Shares      Restricted      Income      Equity
                                          -----      -------       ------        ------      ----------      ------      ------
BALANCE, DECEMBER 31, 2000 ...........  $   2,109  $ 1,740,992  $  (130,734)  $   (39,302)  $ 2,220,190   $    19,108  $ 3,812,363
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................         --           --           --            --       132,331            --      132,331
Other comprehensive income, net of tax
  Unrealized losses on securities ....         --           --           --            --            --        27,596       27,596
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
Comprehensive income .................         --           --           --            --       132,331        27,596      159,927
ESOP shares released for allocation ..         --        1,997       12,652            --         2,903            --       17,552
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
Dividends ............................         --           --           --            --       (31,631)           --      (31,631)
BALANCE, SEPTEMBER 30, 2001
 (Unaudited) .........................  $   2,109  $ 1,742,989  $  (118,082)  $   (39,302)  $ 2,323,793   $    46,704  $ 3,958,211
                                        =========  ===========  ===========   ===========   ===========   ===========  ===========

BALANCE, DECEMBER 31, 2001 ...........  $   2,109  $ 1,744,044  $  (113,865)  $   (13,620)  $ 2,459,497   $    46,154  $ 4,124,319
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------

COMPREHENSIVE INCOME
 (Unaudited)
Net income ...........................         --           --           --            --        75,525            --       75,525
Other comprehensive income, net of tax
  Unrealized gains on securities .....         --           --           --            --            --         4,677        4,677
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
Comprehensive income .................         --           --           --            --        75,525         4,677       80,202
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
ESOP shares released for allocation ..         --       10,965       12,652            --         3,104            --       26,721
Dividends ............................         --           --           --            --       (36,376)           --      (36,376)
                                        ---------  -----------  -----------   -----------   -----------   -----------  -----------
BALANCE, SEPTEMBER 30, 2002
 (Unaudited) .........................  $   2,109  $ 1,755,009  $  (101,213)  $    13,620)  $ 2,501,750   $    50,831  $ 4,194,866
                                        =========  ===========  ===========   ===========   ===========   ===========  ===========



The accompanying notes are an integral part of these financial statements.


                                          IBL BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Nine months ended September 30, 2002 and 2001


                                                                                  2002             2001
                                                                              (Unaudited)      (Unaudited)
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................................    $    75,525     $   132,331
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ...........................................................         18,000          21,375
  Provision for loan losses ..............................................             --          26,800
  ESOP contribution ......................................................         26,721          17,552
  Provision for deferred federal income tax benefit ......................           (361)           (880)
  Amortization of net premium on investment and mortgage-backed securities         33,755          19,224
  Net discount realized on installment loans .............................       (123,526)         (9,928)
  Net loan fees deferred (recognized) ....................................         (4,725)          4,638
  Stock dividends from Federal Home Loan Bank ............................         (4,900)         (7,100)
  Net decrease (increase) in interest receivable .........................          3,544         (36,799)
  Net increase in other assets ...........................................         (4,870)        (28,143)
  Net decrease in interest payable .......................................        (19,600)        (41,503)
  Net increase (decrease) in income taxes payable ........................         27,547         (83,332)
  Net increase in other liabilities ......................................         53,774         107,820
                                                                              -----------     -----------
     Total adjustments ...................................................          5,359         (10,276)
                                                                              -----------     -----------
Net cash provided by operating activities ................................         80,884         122,055
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIESNet increase in loans receivable .....       (118,952)       (737,092)
Purchases of securities available-for-sale
 (2,031,526) .............................................................     (2,901,667)
Principal payments received on mortgage-backed securities
 available-for-sale ......................................................      1,870,272       1,748,392
Purchases of securities held-to-maturity .................................       (320,131)             --
Principal payments received on mortgage-backed securities
 held-to-maturity ........................................................        337,050         297,932
Purchase of FHLB stock ...................................................             --          (8,100)
Purchases of office property and equipment ...............................         (3,649)        (36,265)
Certificates of deposit matured ..........................................        200,000              --
                                                                              -----------     -----------
Net cash used in investing activities ....................................        (66,936)     (1,636,800)
                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts .........................................        282,061       1,043,693
Net decrease in advances by borrowers for taxes and insurance ............         (5,756)         (2,975)
Cash dividends ...........................................................        (36,376)        (31,631)
Advances from Federal Home Loan Bank .....................................      2,800,000              --
Repayment of advances from Federal Home Loan Bank ........................     (4,300,000)       (300,000)
                                                                              -----------     -----------
Net cash provided by (used in) financing activities ......................     (1,260,071)        709,087
                                                                              -----------     -----------

NET DECREASE IN CASH .....................................................     (1,246,123)       (805,658)
Cash - beginning of period ...............................................      2,378,921       1,667,682
                                                                              -----------     -----------
Cash - end of period .....................................................    $ 1,132,798     $   862,024
                                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                IBL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2002

A:    BASIS OF PRESENTATION

      The accompanying consolidated financial statements for the period ended September 30, 2002 include the accounts of IBL Bancorp, Inc. ("IBL" or the "Bancorp") and its wholly owned subsidiary, Iberville Building and Loan Association (the "Association"). Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

      The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


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

      As shares are released from collateral, the Bancorp reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are applied to the ESOP debt and recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $24,756 for the nine months ended September 30, 2002 based on the quarterly release of shares.


C:    RECOGNITION AND RETENTION PLAN

      On December 10, 1999, the Bancorp established a Recognition and Retention Plan (RRP) as an incentive to retain personnel of experience and ability in key positions. The shareholders approved a total of 8,434 shares of stock to be acquired for the Plan, of which 7,169 shares have been allocated for distribution to key employees and directors. As the shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, compensation expense is recognized and the contra equity account is reduced.

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

      A summary of the changes in restricted stock follows:


                                          Unawarded      Awarded
                                            Shares       Shares
                                            ------       ------
      Balance, January 1, 1999 ........        --            --
      Purchased by Plan ...............     8,434            --
      Granted .........................    (7,169)        7,169
      Earned and issued ...............        --        (7,169)
                                           ------        ------
      Balance, September 30, 2002......     1,265            --
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

      The following table summarizes the activity related to stock options:


                                          Available
                               Exercise     Price       Options
                                 Price    for Grant   Outstanding
                               --------   ----------  -----------
      At inception ........                21,087           --
      Granted .............    $ 10.50    (17,925)      17,925
      Cancelled ...........                    --           --
      Exercised ...........                    --           --
      At September 30, 2002                 3,162       17,925

E:    EARNINGS (LOSS) PER SHARE

      The following table provides a reconciliation between basic and diluted earnings (loss) per share:

                                                                   Weighted Average
                                                          Income        Shares        Per-Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------     ------
      For the three months ended September 30, 2002
      ---------------------------------------------
      Net income (loss) ...........................    $ (19,713)
                                                       ---------
      Basic earnings per share
      Income (loss) available to common
       stockholders ...............................      (19,713)        199,069      $  (0.10)
      Effect of dilutive securities                                                   ========
      Stock options granted .......................           --          17,925
                                                       ---------       ---------
      Diluted earnings per share
      Income (loss) available to common
       stockholders and assumed conversions .......    $ (19,713)        216,994      $  (0.09)
                                                       =========         =======      ========
      For the nine months ended September 30, 2002
      --------------------------------------------
      Net income ..................................    $  75,525
                                                       ---------
      Basic earnings per share
      Income available to common stockholders .....       75,525         198,650      $   0.38
      Effect of dilutive securities
      Stock options granted .......................           --          17,925
      Diluted earnings per share
      Income available to common stockholders
       and assumed conversions ....................    $  75,525         216,575      $   0.35
                                                       =========         =======      ========

      For the three months ended September 30, 2001
      ---------------------------------------------
      Net income ..................................    $  48,761
                                                       ---------
      Basic earnings per share
      Income available to common stockholders .....       48,761         194,992      $   0.25
      Effect of dilutive securities
      Stock options granted .......................           --          17,925
      RRP shares granted ..........................           --           2,391
                                                       ---------       ---------
      Diluted earnings per share
      Income available to common stockholders
       and assumed conversions ....................    $  48,761         215,308      $   0.23
                                                       =========         =======      ========
      For the nine months ended September 30, 2001
      --------------------------------------------
      Net income ..................................    $ 132,331
                                                       ---------
      Basic earnings per share
      Income available to common stockholders .....      132,331         194,573      $   0.68
      Effect of dilutive securities                                                   ========
      Stock options granted .......................           --          17,925
      RRP shares granted ..........................           --           2,391
                                                       ---------       ---------
      Diluted earnings per share
      Income available to common stockholders
       and assumed conversions ....................    $ 132,331         214,889      $   0.62
                                                       =========         =======      ========

F:    PROPOSED ACQUISITION

      On June 19, 2002, Shay Investment Services, Inc. ("Shay") and IBL Bancorp, Inc. executed a definitive agreement (the "Agreement") by and between Shay and the Bancorp. Under the terms of the Agreement, Shay will acquire the Bancorp, parent company of Iberville Building and Loan Association. Each outstanding share of Bancorp common stock, other than certain excluded shares that will be canceled, will be exchanged for $24.00 in cash. Unexercised options to purchase Bancorp shares will be converted into the right to receive cash equal to the merger consideration minus the per share exercise price. In the acquisition, the Bancorp will be merged with a subsidiary of Shay and then dissolved, and the Association will convert to a federal stock savings bank and become a wholly owned subsidiary of Shay. Also, the stock of another wholly-owned subsidiary of Shay, First Financial Trust Company ("First Financial"), a Texas trust company that provides custodial services, will be transferred to the Association. First Financial will thereafter function as an operating subsidiary of the Association. The receipt of cash by the stockholders of the Bancorp for their stock will be a taxable event for the stockholders. On September 4, 2002, the stockholders of the Bancorp approved the acquisition. Consummation of the acquisition is subject to the satisfaction of certain conditions, including: receipt of the requisite regulatory approvals. The acquisition is expected to close in late December 2002 or January 2003.

                        IBL BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of IBL Bancorp, Inc. and Subsidiary at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 with the same periods in 2001. Currently, the business and management of IBL Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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


Changes in Financial Condition

         The Company's total assets decreased $1.1 million or 3.3% from $33.1 million at December 31, 2001 to $32.0 million at September 30, 2002. This decrease was primarily due to decreases of $1.2 million in total cash and $200,000 in time deposits. These decreases were partially offset by increases of $247,000 in net loans receivable and $118,000 in investment securities.

         Cash and cash equivalents decreased by $1.2 million or 52.4% from $2,379,000 at December 31, 2001 to $1,133,000 at September 30, 2002. This
decrease was primarily caused by interest-bearing deposits in other institutions decreasing by $1.2 million or 56.9% from

$2,159,000 at December 31, 2001 to $931,000 at September 30, 2002. This decrease in cash and cash equivalents was further caused by a $18,000 or 8.2% decrease in cash and amounts due from depository institutions over the same period. The excess liquidity was primarily used to purchase securities available for sale, to increase the loan portfolio and to reduce FHLB advances.

         Time deposits decreased $200,000 or 22.1% from $905,000 at December 31, 2001 to $705,000 at September 30, 2002.

         The demand for mortgage loans in the Association's market area increased during the first nine months of 2002. The net loan portfolio increased $247,000 or 1.2% from $20,799,000 at December 31, 2001 to $21,046,000 at
September 30, 2002. This increase consisted mainly of single-family residential mortgage loans.

         The investment securities portfolio increased by $118,000 or 1.4% from $8,470,000 at December 31, 2001 to $8,588,000 at September 30, 2002, due to
purchases of $2,352,000 in the first nine months of 2002 funded mainly by reductions in cash and cash equivalents. These purchases of securities during the first nine months of 2002 were partially offset by ordinary repayments and payoffs of the mortgages that serve as collateral for these securities.

         Advances from Federal Home Loan Bank decreased by $1.5 million or 48.4% from $3,099,000 at December 31, 2001 to $1,599,000 at September 30, 2002.

         Net deposits increased by $262,000 or 1.0% from $25,801,000 at December 31, 2001 to $26,063,000 at September 30, 2002. This increase was primarily due to increases in both savings and checking accounts partially offset by a decrease in certificates of deposits. Governmental funds increased by $32,000 or 0.9% from $3,533,000 at December 31, 2001 to $3,565,000 at September 30, 2002.

         Total stockholders' equity increased by $71,000 during the past nine months. This increase in stockholders' equity included net income of $75,500, the release of $27,000 of ESOP shares for allocation and an unrealized gain on investment securities of $5,000. The release of the ESOP shares increased additional paid-in capital by $11,000, reduced unearned ESOP shares by $13,000 and increased retained earnings substantially restricted by $3,000 due to the market value of the Company's stock at the date of release. These factors were partially offset by the payment of three quarterly dividends totaling $36,500. Stockholders' equity at September 30, 2002 totaled $4,195,000 or 13.1% of total assets compared to stockholders' equity of $4,124,000 or 12.5% of total assets at December 31, 2001.

         The Association's total classified assets for regulatory purposes at September 30, 2002 (excluding loss assets specifically reserved for) amounted to $472,000, all of which was classified as substandard, compared to $585,000 at December 31, 2001. The largest classified asset at September 30, 2002 consisted of a $122,000 adjustable-rate residential loan. The remaining $350,000 of substandard assets at September 30, 2002 consisted of 11 residential mortgage loans totaling $278,000 and 9 consumer loans totaling $72,000.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities, and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In the nine months ended September 30, 2002 and 2001, net interest income after provision for loan losses exceeded total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, furniture and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         Net income decreased by $68,000 or 140.4% in the quarter ended September 30, 2002 and decreased $57,000 or 42.9% in the first nine months of 2002 compared to the respective periods in 2001. The decrease in the September 30, 2002 quarter was due to a $129,000 increase in non-interest expense and a $5,000 increase in provision for federal income taxes. These two factors were partially offset by a $59,000 increase in net interest income and a $7,000 increase in non-interest income. The decrease in net income for the nine-month period ending September 30, 2002 was primarily caused by an increase of $162,000 in non-interest expense and a $28,000 increase in provision for income taxes. These items were partially offset by a $100,000 increase in net interest income, a $26,500 decrease in provision for loan losses, and a $6,500 increase in non-interest income.

         The $59,000 increase in net interest income in the third quarter of 2002, over the same period in 2001, was primarily due to decreases in average rates paid on interest-bearing liabilities partially offset by a decrease in the average yield on interest-earning assets. The average rate on interest-bearing liabilities decreased from 4.43% in the third quarter of 2001 to 2.87% in the third quarter of 2002, while the average yield on interest-earning assets decreased from 7.52% in the quarter ended September 30, 2001 to 6.94% in the third quarter of 2002. The average interest rate spread increased from 3.09% in the quarter ended September 30, 2001 to 4.07% in the third quarter of 2002. The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities.

         The $100,000 increase in net interest income in the first nine months of 2002 compared to the first nine months of 2001 was also primarily due to decreases in average rates paid on interest-bearing liabilities partially offset by a decrease in the average yield on interest-earning assets. The average rate on interest-bearing liabilities decreased from 4.55% in the first nine months of 2001 to 2.99% for the same period in 2002, while the average yield on interest-earning assets decreased from 7.84% for the first nine months of 2001 to 6.90% for the same period in 2002. The average interest rate spread increased from 3.29% for the first nine months of 2001 to 3.91% for the same period in 2002.

         Total interest income decreased by $61,000 or 10.0% in the quarter ended September 30, 2002 over the comparable 2001 period and decreased by $242,000 for the first nine months of 2002 compared to the same period in 2001. Decreases for both of these periods were primarily due to the lower yields on and lower average balances of interest-earning assets. The average balance of total interest-earning assets decreased by $330,000 from $32,012,000 in the third quarter of 2001 to $31,682,000 in the third quarter of 2002.

         Total interest expense decreased by $120,000 or 37.6% for the quarter ended September 30, 2002 and decreased $342,000 or 35.3% for the first nine months of 2002 compared to the same periods in 2001. The decrease in the quarter period was primarily due to a decrease in total interest paid on deposits of $97,000 and a decrease in interest paid on Federal Home Loan Bank advances of $23,000. The decrease in interest paid on deposits is a result of lower average interest rates paid partially offset by a 3.2% increase in average balances. The decrease in interest paid on advances was caused by decreases in both average rates paid and average balances. The decrease in total interest expense for the nine-month period is primarily due to a decrease in total interest paid on deposits of $270,500 and a decrease in interest paid on Federal Home Loan advances of $71,500. The decrease in interest paid on deposits in the first nine months of 2002 is a result of lower average interest rates paid partially offset by a 3.6% increase in average balances. The decrease in interest paid on advances in the first nine months of 2002 was caused by decreases in both average rates paid and average balances.

         There was no provision for loan losses for either of the quarters ending September 30, 2002 and 2001. The provision for loan losses for the nine months ended September 30, 2001 was $26,500, while no provision was necessary for the respective period in 2002. At September 30, 2002, the Association's total non-accruing loans amounted to $187,000. The allowance for loan losses amounted to $368,000 at September 30, 2002, representing 1.7% of the total loans held in portfolio and 197.0% of total non-accruing loans at such date. The analysis of the provision for loan losses led to the conclusion that the allowance for loan losses was sufficient in light of the current asset quality of the loan portfolio.

         Non-interest income increased $7,000 or 27.5% in the quarter ended September 30, 2002 and increased $7,000 or 8.5% in the first nine months of 2002 as compared to similar 2001 periods. The increase in the quarter was primarily due to a $5,000 increase in service charges on deposit accounts and a $2,000 increase in commissions on credit life insurance.

         Non-interest  expenses  increased  by  $129,000 or 56.0% in the quarter ended September 30, 2002 and increased $162,000 or 22.5% in the first nine months of 2002 over the comparable 2001 periods. The increase in the quarter was primarily due to increases of $119,000 in legal and other professional, $8,000 in other general and administrative, $8,000 in compensation and benefits and $2,000 in office supplies and postage. These increases in non-interest expenses were partially offset by decreases of $4,000 in occupancy, $2,000 in data processing, $1,000 in furniture and equipment and $1,000 in advertising. The increase in the nine-month period was primarily caused by increases of $176,000 in legal and other professional, $8,000 in compensation and benefits and $2,000 in other taxes - share tax assessment. These increases in non-interest expenses were partially offset by decreases of $8,500 in office supplies and postage, $7,000 in occupancy, $4,000 in furniture and equipment, $2,000 in advertising, $1,500 in data processing and $1,000 in other general and administrative.

         The $176,000 increase in legal and other professional for the nine months ended September 30, 2002 over the same period in 2001 was primarily caused by an increase of $182,000 in legal expense partially offset by a decrease of $6,000 in audit and accounting expense. The increased legal expense was primarily due to expenses incurred in connection with our pending acquisition by Shay. Included in the $182,000 increase in legal expense was $45,000 of fees that were paid to Trident Securities, an investment banker hired to advise on the pending merger with Shay.

         The $8,000 increase in compensation and benefits for the nine months ended September 30, 2002 was primarily caused by increases of $18,000 in compensation officers and employees, $10,000 in ESOP contributions, $8,000 in compensation directors, $4,000 in other employee benefits and $1,000 in payroll taxes. These increases were partially offset by a decrease of $33,000 in contributions to employee retirement.

         The decrease of $8,500 in office supplies and postage for the nine months ended September 30, 2002 was primarily due to decreases of $6,500 in office supplies and $2,000 in postage.

         The $7,000 decrease in occupancy for the nine months ended September 30, 2002 was due to decreases of $2,000 in office building repairs and maintenance, $2,000 in office building taxes and assessments, $1,000 in lights, heat and utilities, $1,000 in office building depreciation and the reclassification of $1,000 out of office building salaries.

         The $4,000 decrease in furniture and equipment was caused by decreases of $3,000 in furniture fixture and equipment depreciation and $1,000 in furniture fixture and equipment expense.

         Expenses of $171,000 associated with the pending acquisition by Shay incurred during the first nine months of 2002 were not tax deductible and therefore caused an increase in the rate of the provision for income taxes.

Liquidity and Capital Resources

         In the past the Association was required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. The OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. In the first quarter of 2001, the OTS issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its liquidity base. The OTS proposes to maintain the liquidity requirement that all saving associations and service corporations maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2002, the Association's liquidity was 4.1% or $449,000 in excess of the old minimum OTS requirement.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0%, and 8.0%, respectively. At September 30, 2002, the Association's tangible and core capital totaled $3.5 million or 11.1% of adjusted total assets of $31.6 million, and the Association's risk-based capital amounted to $3.7 million or 22.6% of adjusted risk-weighted assets of $16.4 million.

         As of September 30, 2002, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                               (Dollars In Thousands)

                                           TANGIBLE     CORE   RISK-BASED
                                           CAPITAL    CAPITAL   CAPITAL
                                           -------    -------   -------
GAAP Capital ..........................    $3,549     $3,549     $3,549

Unrealized loss on securities available
for sale net, of taxes ................    ( 51 )     ( 51 )     ( 51 )
Additional capital items:
    General valuation allowances ......        --         --        205
                                           ______     ______     ______
Regulatory capital computed ...........     3,498      3,498      3,703

Minimum capital requirement ...........       474      1,263      1,311
                                           ______     ______     ______
Regulatory capital excess .............    $3,024     $2,235     $2,392
                                           ======     ======     ======
Regulatory capital as a
        percentage ....................     11.07%     11.07%     22.59%

Minimum capital required
        as a percentage ...............      1.50%      4.00%      8.00%

Regulatory capital as a
  percentage in excess
    of requirements ...................      9.57%      7.07%     14.59%
                                           ======     ======     ======


         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 2002. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

                             Controls and Procedures


         Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                IBL Bancorp, Inc.

Form 10-QSB
Quarter Ended September 30, 2002



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

Item 4 -Submission of Matters to a Vote of Security Holders:

              On September 4, 2002, in conjunction with the Company's annual meeting of stockholders, there were three matters submitted for a vote of security holders. (1) The approval of the Agreement and Plan of Merger, dated as of June 19, 2002, by and between Shay Investment Services, Inc. and IBL Bancorp, Inc., and the transactions contemplated by the agreement. (2) The election of directors G. Lloyd Bouchereau Jr. and Bobby E. Stanley for a term of three years expiring in 2005. Other directors whose term of office is continued after the meeting are: John L. Delahaye, Gary
              K. Pruitt, Edward J. Steinmetz and Danny M. Strickland. (3) To ratify the appointment of L.A. Champange & Co., L.L.P. as the Company's independent auditor for the year ending December 31, 2002. On matter (1) described above votes were cast as follows: for = 176,569; against = 600; abstain = 500; not voted = 33,201.
              On matter (2) described  above votes were cast as follows for both
              G. Lloyd Bouchereau, Jr. and Bobby E. Stanley: for = 191,410; against = 0; not voted = 19,460. On matter (3) described above votes were cast as follows: for = 190,910; against = 0; abstain = 500; not voted = 19,460.

Item 5 - Other Information:
              There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
              (a) No exhibits are filed herewith:

              (b) Reports on Form 8-K:
                      No reports on Form 8-K were filed during the quarter ended September 30, 2002

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IBL  BANCORP, INC.
                                     Registrant

Date:   November 11, 2002          By:  /s/ G. Lloyd Bouchereau, Jr.
                                        ---------------------------------------
                                        G. Lloyd Bouchereau, Jr., President and
                                        Chief Executive Officer

Date:   November 11, 2002          By:  /s/ Gary K.Pruitt
                                        ---------------------------------------
                                        Gary K. Pruitt
                                        Secretary

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, G. Lloyd Bouchereau, Jr., President and Chief Executive Officer of IBL Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IBL Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 11, 2002               By: /s/ G. Lloyd Bouchereau Jr.
                                          -------------------------------------
                                          G. Lloyd Bouchereau, Jr.
                                          President and Chief Executive Officer

                     CERTIFICATION PUR SUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Danny M. Strickland, Vice President (and Chief Financial Officer) of IBL Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IBL Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 11, 2002         By: /s/ Danny M. Strickland
                                    --------------------------------------------
                                    Danny M. Strickland
                                    Vice President (and Chief Financial Officer)

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.


                               IBL Bancorp, Inc.,

Dated: November 11, 2002

                               By:  /s/ G. Lloyd Bouchereau, Jr.
                                    G. Lloyd Bouchereau, Jr.
                                    -------------------------------------
                                    President and Chief Executive Officer



                               By:  /s/ Danny M. Strickland
                                    --------------------------------------------
                                    Danny M. Strickland
                                    Vice President (and Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IBL  BANCORP, INC.
                                         Registrant

Date:  November 11, 2002             /s/  G. Lloyd Bouchereau, Jr.
                                     ---------------------------------------
                                     G. Lloyd Bouchereau, Jr., President and
                                     Chief Executive Officer



Date:  November 11, 2002               /s/ Gary K. Pruitt
                                       ------------------------
                                       Gary K. Pruitt
                                       Secretary

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, G. Lloyd Bouchereau, Jr., President and Chief Executive Officer of IBL Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IBL Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: _________________, 2002            _______________________________
                                          G. Lloyd Bouchereau, Jr.
                                          President and Chief Executive Officer

                     CERTIFICATION PUR SUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Danny M. Strickland, Vice President (and Chief Financial Officer) of IBL Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IBL Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: _____________, 2002          ____________________________________
                                   Danny M. Strickland
                                   Vice President (and Chief Financial Officer)

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

The undersigned executive officers of the registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.

                                    IBL Bancorp, Inc.,

Dated:   _________, 2002

                                    By:_______________________________
                                          G. Lloyd Bouchereau, Jr.
                                          President and Chief Executive Officer



                                    By:________________________________
                                          Danny M. Strickland
                                          Vice President (and Chief Financial
                                                   Officer)